Form 10QSB
period 2000-03-31
CORVU CORP
filed 2000-05-15
CIK 1103341

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                                  EXCHANGE ACT

            For the transition period from __________ to __________.

                          Commission File No. 000-29299

                                CorVu Corporation
             (Exact name of registrant as specified in its charter)

                         Minnesota 41-1457090 (State of
                       Incorporation) (IRS Employer ID #)

                              3400 West 66th Street
                             Edina, Minnesota 55435
                    (Address of Principal Executive Offices)

                                  952-944-7777
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
       Sections 13 or 15(d) of the Exchange Act during the past 12 months
          (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes ____ No X

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class: Common Stock, par value $.01 per share
                Outstanding shares as of May 8, 2000: 19,500,654

                                CorVu Corporation
                              Index to Form 10-QSB



PART I.  FINANCIAL INFORMATION

         Item 1.     Consolidated Balance Sheets at March 31, 2000
                     (unaudited) and June 30, 1999 (audited)                   2

                     Consolidated Statements of Cash Flows (unaudited)
                     for the nine month periods ended March 31, 2000 and
                     1999                                                      3

                     Consolidated Statements of Operations (unaudited) for
                     the three and nine month periods ended March 31, 2000
                     and 1999                                                  4

                     Notes to Unaudited Consolidated Financial Statements      5

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       9

PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings                                        11

         Item 2.     Changes in Securities and Use of Proceeds                11

         Item 3.     Default Upon Senior Securities                           13

         Item 4.     Submission of Matters to a Vote of Security Holders      13

         Item 5.     Other Information                                        13

         Item 6.     Exhibits and Reports on Form 8-K                         13


SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  March 31, 2000 (Unaudited) and June 30, 1999
                                                                                                  March 31,
                                                                                                    2000              June 30,
                                          Assets                                                 (Unaudited)            1999
                                                                                              ------------------   ---------------

Current assets:
             Cash and cash equivalents                                                      $            20,073            31,335
             Stock subscription receivable                                                                   --           250,000
             Trade accounts receivable, net of allowance for doubtful
               accounts of $234,363 and $100,000, respectively                                        3,602,827         3,763,628
             Prepaid expenses and other                                                                 211,163           176,163
                                                                                              ------------------   ---------------

                     Total current assets                                                             3,834,063         4,221,126

Property and equipment, net                                                                             162,862           152,941
                                                                                              ------------------   ---------------

                                                                                            $         3,996,925         4,374,067
                                                                                              ==================   ===============
                          Liabilities and Stockholders' Deficit

Current liabilities:
             Accounts payable                                                               $         2,312,144         1,904,989
             Accrued compensation                                                                     1,456,244         1,507,916
             Deferred revenue                                                                         1,552,672         1,435,792
             Accrued interest                                                                            50,621           370,287
             Other accrued expenses                                                                     287,170           192,811
             Convertible note payable                                                                        --         2,000,000
             Notes payable                                                                              731,133         1,407,000
             Director advances                                                                          293,595           444,826
                                                                                              ------------------   ---------------

                     Total current liabilities                                                        6,683,579         9,263,621
                                                                                              ------------------   ---------------

Stockholders' deficit:
             Undesignated, 24,000,000 shares                                                                 --                --
             Series A convertible preferred stock, par value $10 per share;
               1,000,000 shares authorized; 1,700 shares issued and outstanding                          17,000                --
             Common stock, $0.01 par value; 75,000,000 shares authorized;
               19,079,279 and 10,162,200 shares issued and outstanding                                  190,793           101,622
             Additional paid-in capital                                                              11,744,909         2,852,949
             Accumulated deficit                                                                   (14,250,159)       (7,980,480)
             Deferred compensation                                                                    (725,550)          (75,000)
             Foreign currency translation adjustment                                                    336,353           211,355
                                                                                              ------------------   ---------------

                     Total stockholders' deficit                                                    (2,686,654)       (4,889,554)
                                                                                              ------------------   ---------------

                     Total liabilities and stockholders' deficit                            $         3,996,925         4,374,067
                                                                                              ==================   ===============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                Nine Month Periods Ended March 31, 2000 and 1999

                                                                                               2000                    1999
                                                                                      -----------------------   -------------------

Cash flows from operating activities:
        Net loss                                                                    $             (6,269,679)           (1,834,032)
        Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                             37,873                26,997
            Warrants and stock options granted                                                     2,128,741               419,554
            Changes in operating assets and liabilities:
               Accounts receivable                                                                   160,801              (404,121)
               Other current assets                                                                  (35,000)             (124,062)
               Accounts payable                                                                      407,155               118,170
               Accrued compensation                                                                  (51,672)              298,703
               Deferred revenue                                                                      116,880                38,167
               Accrued interest                                                                       20,423               104,573
               Other accrued expenses                                                                 94,359               223,106
                                                                                      -----------------------   -------------------

                    Net cash used in operating activities                                         (3,390,119)           (1,132,945)
                                                                                      -----------------------   -------------------

Cash flows from investing activities:
        Capital expenditures                                                                         (47,794)              (93,683)
                                                                                      -----------------------   -------------------

                    Net cash used in investing activities                                            (47,794)              (93,683)
                                                                                      -----------------------   -------------------

Cash flows from financing activities:
        Proceeds from sale of common stock, net of costs                                           3,379,301                 3,100
        Collection of stock subscription receivable                                                  250,000                    --
        Borrowings on notes payable                                                                  500,000               393,860
        Repayment on notes payable                                                                  (600,000)                   --
        Borrowings on notes payable-director                                                         300,000               486,001
        Repayment on notes payable-director                                                         (450,000)                   --
        Other                                                                                        (77,648)                   --
                                                                                      -----------------------   -------------------

                    Net cash provided by financing activities                                      3,301,653               882,961

Effect of exchange rate changes on cash                                                              124,998               132,196
                                                                                      -----------------------   -------------------

                    Net increase (decrease) in cash and cash equivalents                             (11,262)             (211,471)

Cash and cash equivalents at beginning of period                                                      31,335               287,289
                                                                                      -----------------------   -------------------

Cash and cash equivalents at end of period                                          $                 20,073                75,818
                                                                                      =======================   ===================

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
       For the Three and Nine Month Periods Ended March 31, 2000 and 1999


                                                                     Three Months Ended                 Nine Months Ended
                                                                 March 31,        March 31,         March 31,        March 31,
                                                                   2000              1999             2000             1999
                                                              ----------------  ---------------   --------------   --------------

Revenues:
             Software                                       $       1,506,089        1,592,226        5,172,391        4,751,182
             Maintenance, consulting, and other                     1,574,403          821,028        3,937,660        2,649,315
                                                              ----------------  ---------------   --------------   --------------

                     Total revenues                                 3,080,492        2,413,254        9,110,051        7,400,497
                                                              ----------------  ---------------   --------------   --------------

Operating costs and expenses:
             Cost of maintenance, consulting, and other               853,230          512,830        2,402,064        1,538,077
             Product development                                      280,095          148,665          759,949          389,261
             Sales and marketing                                    2,484,025        1,713,859        6,333,139        4,447,699
             Costs of merger                                        1,429,339               --        1,429,339               --
             General and administrative                             1,193,588          875,375        4,004,875        2,671,179
                                                              ----------------  ---------------   --------------   --------------

                     Total operating expenses                       6,240,277        3,250,729       14,929,366        9,046,216
                                                              ----------------  ---------------   --------------   --------------

                     Operating loss                                (3,159,785)        (837,475)      (5,819,315)      (1,645,719)

Interest expense, net                                                 (87,325)         (67,526)        (450,364)        (188,313)
                                                              ----------------  ---------------   --------------   --------------

                     Net loss                               $      (3,247,110)        (905,001)      (6,269,679)      (1,834,032)
                                                              ================  ===============   ==============   ==============

Loss per common share--basic and diluted                     $          (0.19)           (0.10)           (0.50)           (0.19)

Weighted average shares--basic and diluted                          16,686,091        9,491,337       12,589,954        9,490,909


See accompanying notes to unaudited consolidated financial statements.

                       CorVu Corporation and Subsidiaries

          Notes to Unaudited Consolidated Financial Statements For the
           Three and Nine Month Periods Ended March 31, 2000 and 1999

(1)      Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements of CorVu Corporation and Subsidiaries have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

(2)      New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established standards for accounting and reporting of derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is currently in the process of assessing the impact of SFAS No. 133 to the Company.

         In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal 2001. The adoption is not expected to have a material impact on the Company's financial position or results of operations.

(3)      Summary of Significant Accounting Policies

    (a)  Revenue Recognition

         The Company recognizes revenue in accordance with Statement of Position Nos. 97-2 and 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been shipped to the customer, no significant vendor obligations remain, the license fee is fixed and payable within twelve months and collection is deemed probable. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and other revenues are recognized when services are performed.

         Deferred revenue represents payment received or amounts in advance of services to be performed.

    (b)  Stockholder's Deficit

         Equity accounts as of March 31, 2000 have been adjusted to reflect the conversion of shares in connection with the reverse merger with Minnesota American, Inc. using a conversion rate of 1.125 to
         1. This conversion has also been reflected in the calculation of weighted average shares and resulting net loss per share for the three and nine-month periods ended March 31, 2000.


    (c)   Net Loss per Common Share

          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the exercise of dilutive stock options and warrants. The dilutive effect of stock options a warrants is computed using the average market price of the Company's stock during each period under the treasury stock method. In periods where losses have occurred, options and warrants are considered anti-dilutive and thus have not been included in the diluted loss per common share calculations.

(4)       Comprehensive Income

          Comprehensive income and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:



            -------------------- -------------------- ------------------- -------------------- ------------------
                                 For the Three        For the Three       For the Nine         For the Nine
                                 Months Ended March   Months Ended        Months Ended March   Months Ended
                                 31, 2000             March 31, 1999      31, 2000             March 31, 1999
            -------------------- -------------------- ------------------- -------------------- ------------------
            -------------------- -------------------- ------------------- -------------------- ------------------
            Net Loss             $ (3,247,110)        $ (905,001)         $ (6,269,679)        $ (1,834,032)
            -------------------- -------------------- ------------------- -------------------- ------------------
            -------------------- -------------------- ------------------- -------------------- ------------------
            Other
            comprehensive loss:

            Foreign currency
            translation
            adjustment

                                 $ 87,599             $ (8,195)           $ 124,998            $ 132,196
            -------------------- -------------------- ------------------- -------------------- ------------------
            Total
            comprehensive loss
                                 $ (3,159,511)        $ (913,196)         $ (6,144,681)        $ (1,701,836)
            -------------------- -------------------- ------------------- -------------------- ------------------

(5)       Liquidity

          The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 1999, the Company incurred an operating loss of $3,061,506 and used $1,391,656 of cash in operating activities. Subsequently, for the nine-month period ended March 31, 2000, the Company incurred an operating loss of $5,819,315 and used $3,390,119 of cash in operating activities. As of March 31, 2000, the Company had an accumulated deficit of $14,250,159, total stockholders' deficit of $2,686,654, and negative working capital of $2,849,516. Going forward the Company must raise additional cash either through raising additional capital or through profits from operations. During the years ended June 30, 1999 and June 30, 1998, the Company raised capital of $216,471 and $293,550, respectively. Subsequent to June 30, 1999, the Company has raised an additional $4.3 million in convertible debt and equity financing.

          Management anticipates that the impact of certain subsequent activities, as well as the actions listed below, will generate sufficient cash flows to fund the Company's future operations.

               1. Continue to increase the Company's revenues from software licenses and other revenue sources.

               2.   Increase the level of indebtedness.

               3.   Solicit additional equity investment in the Company.

               4. Reduce operating costs, as deemed necessary, in the event the sales of product licenses and/or additional equity or debt financing do not generate adequate proceeds.

(6)       Note Payable

          In February 1998, the Company entered into a loan agreement in the amount of $927,014 with a third party lender. During fiscal 1999, the Company borrowed an additional $479,986. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 3%, with interest due monthly. On March 31, 2000 and June 30, 1999 the interest rates were 8.65% and 8.05%, respectively. The outstanding principal balance became due on December 15, 1999. In January 2000, the Company repaid $600,000 and continues discussions with the lender regarding repayment of the remaining balance.

(7)       Convertible Bridge Loan

          On November 15, 1999, the Company entered into two loan agreements with third parties totaling $500,000. The outstanding principal was due on March 14, 2000. Interest was charged at a rate of 10% per annum. In addition, the agreements called for the issuance of warrants to purchase up to 450,000 shares of common stock at an exercise price of $.01 per share. After the merger of CorVu with and into Minnesota American, Inc., the outstanding principal and interest was converted into a total of 285,702 shares of common stock of our Company, at a price of $2 per share. The Company has recorded a non-cash expense of approximately $183,000 to reflect the fair value of the warrants issued using the Black-Scholes pricing model over the period the bridge loan was outstanding during the nine month period ended March 31, 2000. In addition, the Company recorded a non-cash expense of approximately $134,000 during the nine month period ended March31, 2000 to reflect the difference between the $2 per share conversion price and $3 per share. The fair value of the warrants and the conversion feature were determined to be $1,345,000 and $250,000, respectively. The value of the unamortized discount at the time of the conversion was charged to Additional Paid-in Capital.

(8)       Agreement and Plan of Reorganization

          On January 14, 2000, the Company completed a reverse merger transaction with Minnesota American, Inc. (MNAC). The merger resulted in shareholders of the Company and MNAC owning approximately 74 percent and 26 percent, respectively of the outstanding shares of the combined entity. The shares of MNAC were quoted on the Over-the-Counter Bulletin Board (OTCBB) of the National Association of Securities Dealers (NASD). The combined entity changed its name to CorVu Corporation and continues CorVu's business operations. In addition, the Company received $950,000 in cash from Minnesota American, Inc.

          The Company issued 345,806 common shares and paid $47,500 to its business advisor at closing in exchange for services. In addition, the Company granted its business advisor a five-year warrant to purchase up to 185,572 common shares at $5.3125 per share. For accounting purposes, the Company has estimated the value of the stock and warrants issued to be $5.3125 per share, the closing trading price of the stock on the date of the merger and, accordingly, recorded a charge of approximately $2,124,000 in the nine-month period ending March 31, 2000. This charge is recorded in the fiscal quarter ended March 31, 2000 as a $950,000 reduction to Additional Paid-in Capital based on the amount of cash received in the merger, with the remainder ($1,174,000) shown as an operating expense.

(9)       Director Advance

          In March 2000, the Company received a short-term loan for the principal amount of $300,000 from a director. The loan was due on April 30, 2000. Interest is payable based upon a bank index rate plus 2% (11% as of March 31, 2000). The Company did not repay this short-term loan on April 30, 2000 and is currently discussing repayment terms with this director.

(10)      Equity Financing

          Subsequent to March 31, 2000, CorVu raised a total of $400,000 from the sale of common stock (priced at $4 per share). In connection with the transactions, the Company also issued warrants to purchase up to 30,000 shares of common stock at exercise prices ranging from $4 to $7 per share.

(11)     Warrant Dividend

         In March 2000, the Company declared a warrant dividend to shareholders of record as of April 28, 2000. For every ten shares of common stock held, each shareholder will receive a warrant to purchase one share of common stock at a price of $8. The warrant is cancelable, at the Company's option, upon 30 days notice if the Company's stock closes at a price of $12 per share or higher for at least ten consecutive trading days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


 For the Three and Nine Month Periods Ended March 31, 2000 versus March 31, 1999

REVENUES:

Total revenue for the three and nine-month periods ended March 31, 2000 increased 28% and 23%, respectively, compared to the same periods a year ago.

Software and license fee revenues decreased $86,137 (5%) and increased $421,182 (9%) for the three and nine-month periods ended March 31, 2000, respectively, from the same periods last year. CorVu's management believes several factors are responsible for these variances. During fiscal year 2000, CorVu changed its sales and marketing strategy, in order to become a seller of comprehensive business software offerings for entire organizations. This has resulted in an increase in the average dollar value of each sale. In addition, the number of sales people employed increased substantially from 46 as of March 31, 1999 to 73 as of March 31, 2000. The increases discussed above were offset by other factors: (1) The sale of such comprehensive software products requires on the part of the sales force skills that are different from the skills the sales personnel employed previously for the sale of separate tools and modules. As a result, CorVu experienced temporarily a high turnover in its sales force. The new sales personnel did not contribute significantly to corporate revenues because they were not yet fully trained. (2) The described change in the sales and marketing strategy resulted in an extension of the sales cycle. (3) Many potential customers were in the final phase of their Y2K compliance work and therefore froze additional spending and implementation of new systems.

Maintenance, consulting and other revenues increased by $753,375 (92%) and $1,288,345 (49%), for the three and nine month periods ended March 31, 2000, respectively, from the same periods last year, due to the employment of additional service professionals to meet the demands of the increased customer base for both consulting and training services. In addition, annual maintenance fees continued to increase in line with the increased customer base.

OPERATING EXPENSES:

Operating expenses increased by $2,989,548 (92%) and $5,883,150 (65%) for the three and nine-month periods ended March 31, 2000, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses increased $340,400 (66%) and $863,987 (56%) and product development costs increased $131,430 (88%) and $370,688 (95%) for the three and nine month periods ended March 31, 2000, respectively, from the same periods last year. These increases were primarily caused by the employment of additional professionals in both the consulting and training services, as well as in the research and development area.

Sales and marketing expenses increased $770,166 (45%) and $1,885,440 (42%) for the three and nine month periods ended March 31, 2000, respectively, from the same periods last year, due to the higher number of employees working in that sector and other factors such as higher expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities.

Merger costs of $1,429,339 were incurred in the three and nine-month periods ended March 31, 2000. Costs to complete the reverse merger transaction with Minnesota American, Inc. included legal, accounting and broker fees.

General and administrative expenses increased $318,213 (36%) and $1,333,696 (50%) for the three and nine-month periods ended March 31, 2000, respectively, from the same periods last year. The increases were caused by increased overhead expenditures such as salaries, wages and benefits for administrative personnel, office rent, equipment rent for computers and communication equipment, professional services such as legal and accounting fees and corporate travel expenses.

INTEREST EXPENSE, NET:

Interest expense, net increased by $19,799 (29%) and $262,051 (139%) for the three and nine-month periods ended March 31, 2000, respectively, compared to the same periods last year. In November 1999, the Company entered into two loan agreements with third parties totaling $500,000. The agreement allowed the holder to convert the debt into common stock at any time at a conversion rate of $2 per share. In addition, the loan was automatically convertible into common stock upon the closing of the merger with Minnesota American, Inc. The loan agreements also called for the issuance of warrants to purchase up to 450,000 shares of common stock at an exercise price of $.01 per share. The increase in interest expense, net was caused by the recording of approximately $271,000 of non-cash interest expense charges related to this debt instrument. The non-cash charges were required to (1) reflect the difference between the $2 per share conversion price included within the agreements and $3 per share, the Company's estimate of the fair value of the stock on the date of issuance and, (2) reflect the fair value of the warrants attached to the debt instrument using the Black-Scholes pricing model over the period the bridge loan was outstanding.

NET LOSSES:

CorVu Corporation incurred net losses of $3,247,110 and $6,269,679 for the three and nine-month periods ended March 31, 2000, respectively, compared to net losses of $905,001 and $1,834,032 for the three and nine-month periods ended March 31, 1999, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased by $11,262 during the nine-month period ended March 31, 2000 from $31,335 as of June 30, 1999 to $20,073 as of March 31, 2000. Net cash used in operating activities was $3,390,119 for the period ended March 31, 2000. This was caused by the net loss during the period as discussed above. Net cash used in investing activities was $47,794 for fiscal 2000 reflecting the acquisition of office furniture and computer and office software and equipment as part of the Company's expansion. Net cash provided by financing activities was $3,301,653 for the period ended March 31, 2000. Proceeds from the sale of common stock at prices ranging from $2.00-$4.00 per share accounted for $3,379,301, net of financing costs. In addition, the Company collected a stock subscription receivable in the amount of $250,000 and entered into a $500,000 bridge loan facility as discussed above which was converted to common stock on January 14, 2000. During the nine-month period ended March 31, 2000, the Company repaid $600,000 of an existing note payable. Additionally, the Company received borrowings from a director of $300,000 and repaid director loans in the amount of $450,000.

In April 2000, the Company sold to four accredited investors a total of 100,000 shares of common stock, together with warrants to purchase up to 30,000 shares at prices ranging from $4 to $7 per share, for a total purchase price of $400,000. In addition, CorVu's management intends to undertake one or several of the following activities: (1) continue to increase CorVu's revenues from software licenses and other revenue sources; (2) increase the level of indebtedness; (3) solicit additional equity investment in the Company; (4) reduce operating costs, as deemed necessary, in the event the sales of product licenses and / or additional equity or debt financing do not generate adequate proceeds. CorVu's management believes that these activities will generate sufficient cash flows to sustain CorVu's operations through the end of fiscal 2000.

Forward Looking Statements

This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         During the quarter ended March 31, 2000, the Company made the following sales of unregistered securities:

         (a) In January 2000, the Company issued 13,356,780 shares of Common Stock in connection with the merger (the "Merger") of former CorVu Corporation into the Company. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. A restrictive securities legend has been placed on the certificates representing the shares.

         (b) In January 2000, in connection with the Merger, the Company issued to Old CorVu's business advisor, Jon Adams Financial Co., L.L.P., 389,032 shares of Common Stock as partial payment for services rendered. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. A restrictive securities legend has been placed on the certificate representing the shares.

         (c) In January 2000, before the Merger, the Company sold 100,000 shares of Common Stock to Ismail Kurdi, a director of the Company, at a price of $2 per share. The sale of such stock was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. The purchaser represented his intention to acquire the securities for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificate representing the shares.

         (d) In January 2000 the Company issued a 5-year Warrant to purchase 185,572 shares of Common Stock, at $5.3125 per share, to Jon Adams Financial Co., L.L.P for services rendered. The issuance of such Warrant was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. A restrictive securities legend has been placed on the Warrant certificate.

         (e) In January 2000, the Company sold 500,000 shares of Common Stock and Warrants to purchase 300,000 shares of Common Stock to two accredited investors for a total purchase price of $1,000,000. The Warrants are exercisable for a term of 5 years at exercise prices ranging from $2 to $8 per share. Equity Securities Investments, Inc. received a commission of 7.5% plus a non-accountable expense allowance of 1% in connection with the sales. The sale of such securities was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. The purchasers represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the securities.

         (f) In January 2000 the Company issued 285,702 shares of Common Stock at $2 per share to two business entities, both of which are accredited investors, in consideration of the conversion of the outstanding principal and interest under a loan agreement. The sale of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 506 of Regulation D thereunder. The purchasers represented their intention to acquire the shares for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the shares.

         (g) In February 2000 the Company issued 20,000 shares of Common Stock to one shareholder in connection with the conversion of preferred stock. The issuance of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 3(a)(9) thereof. No commission or other remuneration was paid or given, directly or indirectly, in connection with such conversion.

         (h) In February 2000, in connection with the exercise of stock options by a former director, the Company sold 1,000 shares of Common Stock at a price of $0.20 per share and 1,000 shares of Common Stock at a price of $0.13 per share. The sale of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 701 thereunder. A restrictive securities legend has been placed on the certificate representing the shares.

Item 3.  Default Upon Senior Securities.

         The Company is in default on a loan agreement with a third party lender. For details see Part I, Item 1., footnote 6 to Unaudited Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         A special meeting of the shareholders of the Company was held on January 14, 2000.

         At the special meeting the shareholders approved the sale of all of the issued and outstanding capital stock of LockerMate Corporation by a vote of 2,621,022 shares in favor, with 21,000 shares against, 2,000 shares abstaining and no broker non-votes.

         At the special meeting the shareholders approved the Agreement and Plan of Merger pursuant to which former CorVu Corporation was merged into the Company, as well as the amendment and restatement of the Company's Articles of Incorporation, by a vote of 2,624,022 shares in favor, with 26,000 shares against, 4,000 shares abstaining and no broker non-votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index on page following Signatures.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CORVU CORPORATION


Date:  May 15, 2000                          By  /s/ David C. Carlson
                                                      David C. Carlson
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

                                CORVU CORPORATION
                                   FORM 10-QSB
                        FOR QUARTER ENDED MARCH 31, 2000


Exhibit Number    Description

      10.1 Agency Agreement, dated March 17, 2000, between the Company and Equity Securities Investments, Inc.

      27        Financial Data Schedule (filed in electronic format only)