Form 10-Q/A
period 2000-03-31
CORVU CORP
filed 2000-06-29
CIK 1103341

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   FORM 10-QSB/A-1


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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  March 31, 2000 (Unaudited) and June 30, 1999
                                                                                                  March 31,
                                                                                                    2000              June 30,
                                          Assets                                                 (Unaudited)            1999
                                                                                              ------------------   ---------------

Current assets:
             Cash and cash equivalents                                                      $            20,073            31,335
             Stock subscription receivable                                                                   --           250,000
             Trade accounts receivable, net of allowance for doubtful
               accounts of $234,363 and $100,000, respectively                                        3,602,827         3,763,628
             Prepaid expenses and other                                                                 211,163           176,163
                                                                                              ------------------   ---------------

                     Total current assets                                                             3,834,063         4,221,126

Property and equipment, net                                                                             162,862           152,941
                                                                                              ------------------   ---------------

                                                                                            $         3,996,925         4,374,067
                                                                                              ==================   ===============
                          Liabilities and Stockholders' Deficit

Current liabilities:
             Accounts payable                                                               $         2,312,144         1,904,989
             Accrued compensation                                                                     1,456,244         1,507,916
             Deferred revenue                                                                         1,552,672         1,435,792
             Accrued interest                                                                            50,621           370,287
             Other accrued expenses                                                                     287,170           192,811
             Convertible note payable                                                                        --         2,000,000
             Notes payable                                                                              731,133         1,407,000
             Director advances                                                                          293,595           444,826
                                                                                              ------------------   ---------------

                     Total current liabilities                                                        6,683,579         9,263,621
                                                                                              ------------------   ---------------


Stockholders' deficit:
             Undesignated, 24,000,000 shares                                                                 --                --
             Series A convertible preferred stock, par value $10 per share;
               1,000,000 shares authorized; 1,700 shares issued and outstanding                          17,000                --
             Common stock, $0.01 par value; 75,000,000 shares authorized;
               19,079,279 and 10,162,200 shares issued and outstanding                                  190,793           101,622
             Additional paid-in capital                                                              13,238,210         4,346,250
             Accumulated deficit                                                                   (15,743,460)       (9,473,781)
             Deferred compensation                                                                    (725,550)          (75,000)
             Foreign currency translation adjustment                                                    336,353           211,355
                                                                                              ------------------   ---------------


                     Total stockholders' deficit                                                    (2,686,654)       (4,889,554)
                                                                                              ------------------   ---------------

                     Total liabilities and stockholders' deficit                            $         3,996,925         4,374,067
                                                                                              ==================   ===============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                Nine Month Periods Ended March 31, 2000 and 1999

                                                                                               2000                    1999
                                                                                      -----------------------   -------------------


Cash flows from operating activities:
        Net loss                                                                    $             (6,269,679)           (1,834,032)
        Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                             37,873                26,997
            Non-cash charges related to equity transactions                                        2,128,741               419,554
            Changes in operating assets and liabilities:
               Accounts receivable                                                                   160,801              (404,121)
               Other current assets                                                                  (35,000)             (124,062)
               Accounts payable                                                                      407,155               118,170
               Accrued compensation                                                                  (51,672)              298,703
               Deferred revenue                                                                      116,880                38,167
               Accrued interest                                                                       20,423               104,573
               Other accrued expenses                                                                 94,359               223,106
                                                                                      -----------------------   -------------------


                    Net cash used in operating activities                                         (3,390,119)           (1,132,945)
                                                                                      -----------------------   -------------------

Cash flows from investing activities:
        Capital expenditures                                                                         (47,794)              (93,683)
                                                                                      -----------------------   -------------------

                    Net cash used in investing activities                                            (47,794)              (93,683)
                                                                                      -----------------------   -------------------

Cash flows from financing activities:
        Proceeds from sale of common stock, net of costs                                           3,379,301                 3,100
        Collection of stock subscription receivable                                                  250,000                    --
        Borrowings on notes payable                                                                  500,000               393,860
        Repayment on notes payable                                                                  (600,000)                   --
        Borrowings on notes payable-director                                                         300,000               486,001
        Repayment on notes payable-director                                                         (450,000)                   --
        Other                                                                                        (77,648)                   --
                                                                                      -----------------------   -------------------

                    Net cash provided by financing activities                                      3,301,653               882,961

Effect of exchange rate changes on cash                                                              124,998               132,196
                                                                                      -----------------------   -------------------

                    Net increase (decrease) in cash and cash equivalents                             (11,262)             (211,471)

Cash and cash equivalents at beginning of period                                                      31,335               287,289
                                                                                      -----------------------   -------------------

Cash and cash equivalents at end of period                                          $                 20,073                75,818
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


(2)      New Accounting Pronouncement


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
                                 31, 2000             March 31, 1999      31, 2000             March 31, 1999
            -------------------- -------------------- ------------------- -------------------- ------------------
            -------------------- -------------------- ------------------- -------------------- ------------------

            Net Loss             $ (3,247,110)        $ (1,114,148)       $ (6,269,679)        $ (1,845,498)
            -------------------- -------------------- ------------------- -------------------- ------------------
            -------------------- -------------------- ------------------- -------------------- ------------------
            Other
            comprehensive loss:

            Foreign currency
            translation
            adjustment

                                 $ 87,599             $ (8,195)           $ 124,998            $ 132,196
            -------------------- -------------------- ------------------- -------------------- ------------------
            Total
            comprehensive loss
                                 $ (3,159,511)        $1,122,343)         $ (6,144,681)        $ (1,713,302)
            -------------------- -------------------- ------------------- -------------------- ------------------

(5)       Liquidity


          The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 1999, the Company incurred an operating loss of $4,554,807 and used $1,391,656 of cash in operating activities. Subsequently, for the nine-month period ended March 31, 2000, the Company incurred an operating loss of $5,819,315 and used $3,390,119 of cash in operating activities. As of March 31, 2000, the Company had an accumulated deficit of $15,743,460, total stockholders' deficit of $2,686,654, and negative working capital of $2,849,516. Going forward the Company must raise additional cash either through raising additional capital or through profits from operations. During the years ended June 30, 1999 and June 30, 1998, the Company raised capital of $216,471 and $293,550, respectively. Subsequent to June 30, 1999, the Company has raised an additional $4.3 million in convertible debt and equity financing.


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

(6)       Note Payable


          In February 1998, the Company entered into a loan agreement in the amount of $927,014 with a third party lender. During fiscal 1999, the Company borrowed an additional $479,986. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 3%, with interest due monthly. On March 31, 2000 and June 30, 1999 the interest rates were 8.65% and 8.05%, respectively. The outstanding principal balance became due on December 15, 1999. Subsequently, the Company repaid $720,000 and continues discussions with the lender regarding repayment of the remaining balance.


(7)       Convertible Bridge Loan


          On November 15, 1999, the Company entered into two loan agreements with third parties totaling $500,000. The outstanding principal was due on March 14, 2000. Interest was charged at a rate of 10% per annum. In addition, the agreements called for the issuance of warrants to purchase up to 450,000 shares of common stock at an exercise price of $.01 per share. After the merger of CorVu with and into Minnesota American, Inc., the outstanding principal and interest was converted into a total of 285,702 shares of common stock of our Company, at a price of $2 per share. The Company has recorded a non-cash expense of approximately $183,000 to reflect the fair value of the warrants issued using the Black-Scholes pricing model over the period the bridge loan was outstanding during the nine month period ended March 31, 2000. In addition, the Company recorded a non-cash expense of approximately $134,000 during the nine month period ended March 31, 2000 to reflect the difference between the $2 per share conversion price and $3 per share. The fair value of the warrants and the conversion feature were determined to be $1,345,000 and $250,000, respectively. The fair value that was allocated to the warrants and the conversion feature were limited based on the proceeds of the loan. The value of the unamortized discount at the time of the conversion ($183,000) was charged to Additional Paid-in Capital.


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

(9)       Director Advance


          In March 2000, the Company received a short-term loan for the principal amount of $300,000 from a director. The loan was due on April 30, 2000. Interest is payable based upon a bank index rate plus 2% (11% as of March 31, 2000). The Company did not repay this short-term loan on April 30, 2000. In June 2000, the Company repaid $50,000 and is currently discussing repayment terms with this director.


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

INTEREST EXPENSE, NET:


Interest expense, net increased by $19,799 (29%) and $262,051 (139%) for the three and nine-month periods ended March 31, 2000, respectively, compared to the same periods last year. In November 1999, the Company entered into two loan agreements with third parties totaling $500,000. The agreement allowed the holder to convert the debt into common stock at any time at a conversion rate of $2 per share. In addition, the loan was automatically convertible into common stock upon the closing of the merger with Minnesota American, Inc. The loan agreements also called for the issuance of warrants to purchase up to 450,000 shares of common stock at an exercise price of $.01 per share. The increase in interest expense, net was caused by the recording of approximately $317,000 of non-cash interest expense charges related to this debt instrument. The non-cash charges were required to (1) reflect the difference between the $2 per share conversion price included within the agreements and $3 per share, the Company's estimate of the fair value of the stock on the date of issuance and, (2) reflect the fair value of the warrants attached to the debt instrument using the Black-Scholes pricing model over the period the bridge loan was outstanding.


NET LOSSES:

CorVu Corporation incurred net losses of $3,247,110 and $6,269,679 for the three and nine-month periods ended March 31, 2000, respectively, compared to net losses of $905,001 and $1,834,032 for the three and nine-month periods ended March 31, 1999, respectively.

Liquidity and Capital Resources


Total cash and cash equivalents decreased by $11,262 during the nine-month period ended March 31, 2000 from $31,335 as of June 30, 1999 to $20,073 as of March 31, 2000. Net cash used in operating activities was $3,390,119 for the period ended March 31, 2000. This was caused by the net loss during the period as discussed above. Net cash used in investing activities was $47,794 for fiscal 2000 reflecting the acquisition of office furniture and computer and office software and equipment as part of the Company's expansion. Net cash provided by financing activities was $3,301,653 for the period ended March 31, 2000. Proceeds from the sale of common stock at prices ranging from $2.00-$4.00 per share accounted for $3,379,301, net of financing costs. In addition, the Company collected a stock subscription receivable in the amount of $250,000 and entered into a $500,000 bridge loan facility as discussed above which was converted to common stock on January 14, 2000. During the nine-month period ended March 31, 2000, the Company repaid $600,000 of an existing note payable. Subsequently, the Company repaid an additional $120,000 on the note. Additionally, the Company received borrowings from a director of $300,000 and repaid director loans in the amount of $500,000.

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

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         During the quarter ended March 31, 2000, the Company made the following sales of unregistered securities:


         (a) On January 14, 2000, in connection with the merger (the "Merger") of former CorVu Corporation into the Company, former CorVu Corporation issued to its business advisor, Jon Adams Financial Co., L.L.P., 345,806 shares of Common Stock as partial payment for services rendered valued at $5.3125 per share; based upon a conversion ratio of 1.125, these shares were converted into 389,032 shares of Common Stock of the Company in the Merger (see below (c)). The Company relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933. A restrictive securities legend has been placed on the certificate representing the shares.

         (b) On January 13, 2000, before the Merger, the former CorVu Corporation sold 100,000 shares of Common Stock to Ismail Kurdi, a director of the Company, at a price of $2 per share; based upon a conversion ratio of 1.125, these shares were converted into 112,500 shares of Common Stock of the Company in the Merger (see below (c)). The Company relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933. The purchaser represented his intention to acquire the securities for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificate representing the shares.

         (c) On January 14, 2000, the Company issued 13,356,780 shares of Common Stock in connection with the Merger. Such shares were issued on the basis of
1.125 shares of the Company for each share of former CorVu Corporation (including the shares issued in the transactions mentioned under (a) and (b) above). The Company relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933. A restrictive securities legend has been placed on the certificates representing the shares.

         (d) On January 14, 2000, after the Merger, the Company issued a 5-year Warrant to purchase 185,572 shares of Common Stock, at $5.3125 per share, to Jon Adams Financial Co., L.L.P for services rendered. The Company relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933. A restrictive securities legend has been placed on the Warrant certificate.

         (e) On January 25, 2000, the Company sold 500,000 shares of Common Stock and Warrants to purchase 300,000 shares of Common Stock to two accredited investors for a total purchase price of $1,000,000. The Warrants are exercisable for a term of 5 years at exercise prices ranging from $2 to $8 per share. Equity Securities Investments, Inc. received a commission of 7.5% plus a non-accountable expense allowance of 1% in connection with the sales. The Company relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933. The purchasers represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the securities.

         (f) On January 20, 2000 the Company issued 285,702 shares of Common Stock at $2 per share to two business entities, both of which are accredited investors, in consideration of the conversion of the outstanding principal and interest under a loan agreement. The Company relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933. The purchasers represented their intention to acquire the shares for investment purposes only and not with a view to the distribution thereof; in addition, a restrictive securities legend has been placed on the certificates representing the shares.

         (g) On February 1, 2000 the Company issued 20,000 shares of Common Stock to one shareholder in connection with the conversion of preferred stock. The Company relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933. No commission or other remuneration was paid or given, directly or indirectly, in connection with such conversion.

         (h) On February 15, 2000, in connection with the exercise of stock options by a former director, the Company sold 1,000 shares of Common Stock at a price of $0.20 per share and 1,000 shares of Common Stock at a price of $0.13 per share. The Company relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933. A restrictive securities legend has been placed on the certificate representing the shares.


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

                                                     CORVU CORPORATION


Date:  June 29, 2000                         By  /s/ David C. Carlson
                                                      David C. Carlson
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

                                CORVU CORPORATION
                                   FORM 10-QSB
                        FOR QUARTER ENDED MARCH 31, 2000


Exhibit Number    Description


      10.1 Agency Agreement, dated March 17, 2000, between the Company and Equity Securities Investments, Inc.*

      27        Financial Data Schedule (filed in electronic format only)*


*  Previously filed.