Form 10KSB
period 2000-06-30
CORVU CORP
filed 2000-10-13
CIK 1103341

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         Commission File No.: 000-29299

                                CORVU CORPORATION
           (Name of Small Business Issuer as specified in its charter)

          Minnesota                                           41-1457090
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)

                  3400 West 66th Street, Edina, Minnesota 55435
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (952) 944-7777

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $12,809,294

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 15, 2000 was approximately $12,370,000 based upon the closing price of the Registrant's Common Stock on such date.

There were 19,542,166 shares of Common Stock outstanding as of September 15, 2000.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one).  Yes ___ No X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

     We are a holding company that develops and sells business performance management software products and related professional services through our subsidiaries: CorVu North America, Inc. (incorporated in Minnesota, responsible for North and South America); CorVu Plc. (incorporated in Great Britain, responsible for Europe), and CorVu Australasia Pty. Ltd. (incorporated in Australia, responsible for the Australian-Pacific region). CorVu Plc has incorporated one subsidiary, CorVu Benelux b.v. under the laws of the Netherlands, and another subsidiary, CorVu Deutschland GmbH, under the laws of Germany.

     We are the company surviving the merger between CorVu Corporation and Minnesota American, Inc.

     Minnesota American, Inc. was incorporated in Minnesota as J.B. Goodhouse on September 29, 1983. On April 28, 1988, it changed its name to Lockermate Corporation, on October 20, 1992 to Minnesota American, Inc. The principal assets of Minnesota American, Inc. consisted of the capital stock of its subsidiaries, LockerMate Corporation and Favorite Memories, Inc. The shares of Minnesota American, Inc. were quoted on the Over-the-Counter Bulletin Board (OTCBB) of the National Association of Securities Dealers (NASD) under the symbol "MNAC."

     CorVu Corporation was incorporated in Minnesota as "CorVu International" on September 15, 1995 and changed its name to "CorVu Corporation" on August 29, 1996. The shares of CorVu Corporation were privately held.

     Throughout 1999, both Minnesota American, Inc. and CorVu Corporation engaged in preliminary discussions with various third parties concerning possible strategic transactions and/or investments. The negotiations between both companies started in the fall of 1999. On November 17, 1999, the companies entered into a formal "Agreement and Plan of Reorganization." The following transactions were carried out to complete the merger:

     1. On January 13, 2000, the shareholders of CorVu Corporation approved the merger of CorVu Corporation with Minnesota American, Inc.

     2. Minnesota American, Inc. ceased operating its subsidiary Favorite Memories, Inc., as a going concern effective November 30, 1999.

     3. Minnesota American, Inc. obtained shareholder approval for the sale of its LockerMate subsidiary, and closed the sale of that subsidiary, on January 14, 2000, thus concluding its pre-merger business activities;

     4. On January 14, 2000, Minnesota American, Inc. obtained shareholder approval for its merger with CorVu Corporation and the amendment of its Articles of Incorporation to change its name to "CorVu Corporation;"

     5. The companies consummated the merger on January 14, 2000 by filing Articles of Merger with the Minnesota Secretary of State.

     The merger did not affect the issued and outstanding shares of common and preferred stock of Minnesota American, Inc. As a result of the merger, CorVu Corporation shareholders received 1.125 shares of common stock of our Company for each share of common stock they held. These shares, which we call "Merger Shares," were not registered under the Securities Act of 1933 and are subject to a Registration Rights Agreement. Immediately after the merger, shareholders of CorVu Corporation held about 74% of the issued and outstanding stock of our Company. Our Company continues the business of CorVu Corporation.

Business of Issuer

(i)  Our Principal Products and Services

     CorVu is a provider of Enterprise Business Performance Management and Balanced Scorecard software products.

     Business performance management is a process by which an organization seeks to define its strategy, measure and analyze its performance, and ultimately manage improvements to enhance performance. In recent years several methodologies have arisen for managing organizational performance. To our knowledge, none of the methodologies supported by CorVu products are protected under intellectual property law. Each methodology represents an approach to measuring an organization's performance against strategic goals and specific performance targets. Our customers use our products to implement one or more performance management methodologies of their choice. One of these methodologies is known as "Balanced Scorecard."

     The Balanced Scorecard is a performance management methodology first introduced by Dr. Robert Kaplan and Dr. David Norton in their 1992 Harvard Business Review article, "The Balanced Scorecard - Measures that Drive Performance." The Balanced Scorecard recognizes four dimensions as integral for developing an enterprise view of performance: financial, customer, internal and innovation. The Balanced Scorecard is a business performance management system designed to enable the management of an organization to translate its mission statement and strategy into specific goals and measurements. Management then may communicate these goals and measurements throughout the entire organization by using any means management considers appropriate, to provide guidelines for an employee's contribution to the performance of the organization.

     We generate revenues in three areas: (1) sale and licensing of our software products; (2) consulting and training services (we refer to these services as "professional services"); and (3) maintenance agreements entered into in connection with the sale and licensing of our products.

     Our Products

     Our software products are designed to enable our customers to better measure and analyze their information in order to achieve strategic objectives and improve business performance through two basic products, CorBusiness and CorManage. As of September 30, 2000, version 4.1 of both products is released to all customers. The following product descriptions are those of the 4.1 version of the products. Customers who have licensed previous versions of these products and who have active maintenance agreements receive these 4.1 versions at no additional charge.

     CorBusiness is designed to address the needs of the data warehousing and business intelligence market. Data warehouses are databases designed specifically for accessing and analyzing information. They may be described as a "copy" of an organization's transaction database. Such databases have grown in popularity over the last few years as organizations are finding it more critical to understand and utilize their information resources. The term Business Intelligence (BI) generally refers to the process of accessing and analyzing such information in order to develop a more comprehensive understanding of one's organization and thus, to make more informed decisions. CorBusiness includes end-user query/reporting (i.e., information access and reporting), On-Line Analytical Processing ("OLAP") analysis (i.e., the multidimensional analysis of information, viewing data from many different perspectives and cross examinations) and executive dashboards (i.e., collections of many key performance indicators presented on a single screen through a simple graphical representation). The application modules are as follows:

          Graphical Analysis - designed to empower users with easy ad-hoc access to data. Once retrieved, users can access various levels of their data to explore and analyze information more easily and more comprehensively. Such ad-hoc analysis is designed to enable users to uncover and understand trends that may be hidden in the data.

          Informative visual reports created with the help of the graphical analysis module may include

          - an unlimited amount of headers and footers;
          - aggregates, i.e., sums, averages, counts, etc.;
          - conditional color-coding, i.e., red numbers indicate poor performance, green numbers indicate good performance; and
          - the ability to view summary information first and double-click on specific data to reveal information on various levels of details.

          Users can arrange the available information in a variety of graphical presentations, e.g. in the form of a "pie chart" or as a column chart. Graphs may also be "rotated" for 3-dimensional viewing, giving users a more complete visual understanding of the information.

          Report Writer - designed to provide the more sophisticated user with the ability to produce:

          - composite reports including both data and graphics;
          - calculations such as sums, averages, and counts on several levels;
          - graphic images, and other multimedia objects, such as video or audio clips.

          The module is intended to allow quick and easy formatting of data, even for financial reporting layouts. Users who generate a report with the help of this Report Writer can tightly integrate the report with an existing application.

          Executive Alerts - designed to enable executives to quickly and graphically monitor those performance measures that they consider to be important for their business. Simple visual presentation is meant to provide more immediate information regarding the health of an enterprise. As with other CorVu modules, users may access various levels of data by simply clicking on the graph to view specific sub-groups and constituents of the graph. This capability may be important for decision makers who need the appropriate level of detail to answer specific business questions.

     CorManage is designed to satisfy various demands of the Business Performance Management market - such as the ability to link specific performance measures to specific strategic objectives; and the ability to identify the impact one strategic objective may have on another within the organization. CorManage combines the CorBusiness application - described above - with an offering based on the Balanced Scorecard methodology - including forecasting, strategic modeling and what-if analysis. In addition to the CorBusiness application, CorManage includes:

          Forecasting - Unlike query and reporting tools, which tell users what has happened in the past, this business tool intends to assist users in more accurately predicting future events. Our Forecasting module is designed to examine the past and to apply selected statistical methods, strategies and parameters to predict future trends and events. Once created, users can modify forecasts as desired and use them in other programs.

          Impact Analysis - This module is designed to provide "what-if" analysis for simulated business modeling. "What-if" business models are simulations based on hypotheses posed by the users. Users then analyze these simulations to help predict future trends and events. They also assist users in testing business plans and measuring the business impact prior to implementation. Model simulations are comparable to historical data or other models using CorVu's graphical formats and analytical features that integrate Enterprise Business Performance Management concepts with traditional Business Intelligence functions.

          Balanced Scorecard - This module is designed to combine strategic measurement and management systems and provide current performance results and analysis. Our Balanced Scorecard products are intended to give users the ability to translate strategic and organizational objectives into individual performance measures, as well as show individual employees ways to contribute to the overall performance of the organization. CorVu's Balanced Scorecard products enable executives to link performance results with processes that may drive those same results, and to learn how to leverage the value of all other information technology applications.

     Our CorVu WebServer is designed to give access to each of these applications via the worldwide web. From a Windows browser users can access the various CorVu products to track overall performance with the Balanced Scorecard, access Executive Alerts, produce queries and reports, perform OnLine Analytical Processing (OLAP) analysis, interrogate business forecasts and "what-if" scenarios.

     CorPortfolio is designed to satisfy various demands of the Business Intelligence market. This product allows users to combine various types of disparate reports and graphs into a single document for distribution and/or presentation. For example, with CorPortfolio a user may create a single electronic document - which we refer to as a portfolio - that contains pie graphs, bar charts, financial statement reports, etc. Additionally, this portfolio could also contain non-CorVu files, such as files from spreadsheets, word processing documents or other office applications. Users are then permitted to insert title pages and a table of contents along with textual annotations that explain the meaning of the graphs and reports included in the portfolio. The product was announced in June 2000 and is expected to be available for release in the fiscal quarter ending December 31, 2000.

     RapidSCORECARD is designed to provide CorVu customers a pre-built database platform for creating a Balanced Scorecard application. Scorecard-In-A-Box combines this pre-built database with pre-defined reports (from CorManage), and consulting services to enable customers to deploy automated Balanced Scorecard solutions in a short amount of time. The application is targeted at small to medium sized companies or individual departments or business units within a large multi-national organization. The product was announced in July 2000 and is expected to be available for release in the fiscal quarter ending March 31, 2001.

     CorVu's client products are available for Windows 95/98, WindowsNT and Linux. CorVu's server products are available on WindowsNT, UNIX, and Linux. All pricing is based upon the number of users licensed under the agreement with the respective customer.

     CorVu software products contain the following essential components:

          CorVu Knowledge Library - is designed to present the end-user with database information in common terms rather than in technical computer jargon.

          CorVu Server - with support for UNIX and Windows-NT, the CorVu Server is designed to allow CorVu users to process and analyze larger volumes of data, since it utilizes the power of large, server-based computers to process data, rather than the users' desktop computers.

          CorVu Gateway - is designed to provide each end-user with access to all data included in the customers' systems.

          CorVu Intelligent Scheduler - designed to enable users to effectively manage when their queries and reports will run. This allows users to have repetitive reports - such as monthly financial statements - run automatically at predetermined intervals.

Professional Services

     In an effort to assist our clients in implementing Enterprise Business Performance Management software, we have developed the RapidROI Program which consists of consulting, installation, implementation, and training services. The program is designed to facilitate the implementation and use of our products in the organizations of our customers and thus, to establish long-term relationships with our customers. In the RapidROI program, CorVu consultants work with customers through a step-by-step process, confirming customer satisfaction at each stage prior to moving on. This process typically entails the following steps:

          Initial Interview - CorVu consultants conduct interviews with client personnel to be able to define the client's expectations and needs.

          Design - CorVu consultants work with client personnel to design an implementation agenda which the client approves as appropriate for its needs.

          Implementation - Installation and setup of the CorVu products ordered.

          Training - While much training occurs at each individual stage, most customers consider the assistance of consultants especially helpful when they start to use CorVu's software products. Administrative training occurs primarily during the implementation stage.

          Performance Tuning - Depending on the individual customer, the adaptation of the specific CorVu product may prove necessary.

     While each of these stages may be required in varying degrees, our company attempts to provide customized services to our customers to make the implementation of our products a success.

Maintenance Agreements

     We also provide support services to customers with "Software Maintenance Agreements." Such customers are entitled to:

          o New Versions of CorVu Software
          o Help Desk Support Services
          o Online Support Services

     A Software Maintenance Agreement is meant to give customers access to our help desk staff when the customers experience a software problem or have any questions regarding the use of our products. Customers with Software Maintenance Agreement may reach our help desk staff via telephone, e-mail or through our home page on the World Wide Web (www.corvu.com). The services provided through the World Wide Web are designed to make it easier for customers to answer questions and solve problems without the need for direct assistance from our support personnel.

(ii) Market for our Products and Services

     Our management believes that the market for our products and services includes small, medium and large corporations across all industry segments. Regardless of size, all organizations are concerned with improving their performance. Various analyst organizations agree that performance management concepts, such as the balanced scorecard methodology, may be a way to achieve such performance improvement.

     Our currently available information suggests that 40% of our customers are active in the manufacturing and distribution sectors. Over the last 12 to 24 months we have been able to increase our sales to organizations in other sectors, such as financial services, insurance, healthcare, pharmaceuticals, telecommunications, and government and other segments of the public sector.

(iii) Distribution of our Products and Services

     CorVu products and services are sold through our subsidiaries' sales offices and through "Value Added Resellers," distributors and marketing alliances.

     Our Sales Offices - Our subsidiaries have sales offices in the U.S. in Washington, D.C., Atlanta, Cincinnati, Minneapolis, Dallas, Los Angeles and San Francisco. In Europe, our sales offices are located in London, Sheffield, Rotterdam, Munich and Stockholm. Sales offices for the Asian-Pacific region have been established in Sydney, Melbourne, Perth and Auckland. Direct sales activities are concentrated on Fortune 2000 accounts.

     Value Added Resellers (VARs) - Our VARs are software companies with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label CorVu products. Current VARs offer CorVu products into a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources. Under the typical agreement between a VAR and one of our subsidiaries, the VAR receives the non-exclusive license to sell the software products specified in the agreement and to grant sublicenses for the use of such software to users of the VAR's applications. The license fees paid by a VAR are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice. Any of the parties may terminate the agreement without giving any reason by giving written notice 90 days prior to the termination date. A typical VAR agreement would have a three year term.

     Distributors - CorVu distributors are companies that sell technology into geographic regions where CorVu has no physical presence. Currently we have distributors located in Brazil, the Czech Republic, Indonesia, Mexico, Norway, the Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Sri Lanka, and Thailand. Our subsidiaries typically grant to their distributors the non-exclusive license to sell the software products specified in the distributor agreement and to grant sublicenses for the use of such software. The fees a distributor has to pay are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice. The agreement may be entered into for a five year term, termination usually requires cause such as nonperformance.

     Alliance Partners - Our "Alliance Partners" are companies that provide both technology and management consulting and implementation services but, typically do not actually sell software. They recommend CorVu products as a service to their clients. The Alliance Partners often provide great influence into large corporate sales. Smaller regional alliances with such firms also provide influence into smaller and mid-size companies in the partner's locale. Such Alliance Partners maintain no financial relationship with CorVu in that they do not receive fees in exchange for their recommendations. The Partners benefit from such recommendations because we will, if the occasion arises, refer management consulting services to them.

     Historically, approximately 10% of our annual revenues have been received through distributors, and 32% through VARs. Alliance Partners - as a group and on an individual basis - do not currently account for a quantifiable part of our business.

(iv) Competition

     We are unaware of competitors whose products perform all of the functions performed by our products. However, there are competitors whose products perform certain of the functions performed by our products, but do not integrate all the functions performed by our products into one product. We compete in the market for Business Intelligence (BI) software, and focus especially on one Business Intelligence application, the Balanced Scorecard methodology of performance management.

     Business Intelligence (BI) - Business Intelligence is the term generally applied to the process of accessing and analyzing information. Our product "CorBusiness" is designed to address these needs. Some of the competitors we encounter in this market are Cognos, Business Objects and Brio. However, our management believes that these competing products focus only on specific business intelligence features, such as end user query and reporting, or sophisticated programmer reporting, or multidimensional information analysis. In contrast, CorVu products are designed to offer a suite of integrated applications covering all of the business intelligence features mentioned above.

     To the best knowledge of our management, the most recent analysis of the market for Business Intelligence (BI) Software is Dataquest's "Business Intelligence Software Market Share: 1998," published July 19, 1999. That study predicts that the market for such software will develop as follows:


Business Intelligence Five-Year Forecast (Millions of U.S. Dollars)


BI Category                         1998      1999       2000       2001        2002       2003        CAGR(%)
--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------

Query Reporting & OLAP             910.8     1086.6     1363.7     1681.5      2058.1     2465.6         22.0
Advanced BI Device Tools           572.3      734.8      991.3     1316.4      1714.0     2183.6         30.7
BI Applications                    603.2      879.1     1267.6     1765.3      2408.6     3186.0         39.5
Data Mining                         60.2      73.8       67.9       63.1        57.5       52.4          -2.7
Total BI                           2146.5    2774.4     3690.6     4826.3      6238.3     7887.6         29.7
--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------

     The study also indicates the market share of CorVu and its competitors, respectively. The following percentages are based upon annual software license revenues.

Market Share by Vendor


Vendor                       1996          1997        1998
------------------------- ------------ ------------ ----------
Cognos                        5.9          5.5          5.6
Business Objects              5.1          4.7          5.1
Brio                          .6            1           1.4
CorVu Corporation             .2            .3          .3
------------------------- ------------ ------------ ----------

     Balanced Scorecard - The Balanced Scorecard is one of several Business Intelligence methodologies. In its aforementioned study, Dataquest therefore included estimates for the market size of Balanced Scorecard applications in the category "BI Applications." To our knowledge, there are no market analyses available which describe separately the market share of the various Business Intelligence applications, such as the Balanced Scorecard.

     Our management is aware of only a few companies offering software based on the Balanced Scorecard methodology. We consider Hyperion, Gentia, and Panorama Business Views to be our most important competitors in this area. However, we are not aware that they also offer products that tightly integrate business intelligence applications with their Balanced Scorecard software. A few vendors of applications that are designed to automate an entire organization (also called "Enterprise Resource Planning" or "ERP" vendors) have recently announced initiatives to offer balanced scorecard applications. We are not aware that they intend to sell their products outside of their existing client base. To our knowledge, these products are designed to work only with performance data contained within the application already installed by the ERP vendor. Our management therefore does not consider these vendors' products to be competitive with our products in the market. On the contrary, we believe that their entry into this market may actually benefit our Company by validating the market for balanced scorecard software products. Their announcements may attract attention to these products and actually raise the awareness of CorVu in the market.

     Our management believes that our products are competitive due to features such as ease of deployment, low overhead and administration, ease of use, integrated application suite, and appeal to broad user requirements.

(v)  Our Customers

     Over 2,500 customers worldwide have licensed CorVu products. These include companies like Citibank, American Express, Ford Motor Company, St. Jude Medical, Hilton Hotels, Prudential Insurance, AB Nynas Petroleum, Federal Express, CVS Pharmacy, Merck, British Customs and Excise, Australia Dept of Veterans Affairs and US Census 2000. The most revenue that any single customer or partner has contributed to CorVu on an annual basis is about 6%. In the past, several of our customers have ordered additional software and services. These additional orders have occurred within a non-predictable time frame, that is, from a few months of the original order up to a few years after that order. The additional orders typically have been either (a) the addition of users for new projects, departments, divisions etc. within a given customer, or (b) the purchase of new products as these become available. Our management estimates that such repeat business accounts for approximately 5% of our annual license revenues.

(vi) Intellectual Property

     Due to the length of the patent application procedure on one hand and the necessity to continually develop and improve our software products on the other hand, we have not sought patent protection for any of our products. However, applications for the registration of the trademarks "CorVu," "CorBusiness," "CorManage" and "Managing Business Performance" are pending with the U.S. Patent and Trademark Office. In Brazil, Colombia, Mexico and Venezuela, applications for registration of the trademark "Corvu Managing Business Performance" which includes our Company's logo are pending. Once granted, the trademarks in the U.S. and in the named Southern American Countries will have a duration of ten years, with the possibility of renewals for like terms. In Australia, a trademark for "CorVu Your Window Into the Future" and its design is registered. This trademark will be up for renewal in 2005.

     Contracts under which we license the use and/or sale of our products, include confidentiality clauses to protect our products and any information in connection with them as trade secrets.

(vii) Research and Development Activities

     In fiscal 1999, we incurred a total amount of $628,741 on research and development activities, and in fiscal 2000, a total of $1,064,141. None of these costs was borne directly by any customer.

(viii) Our Employees

     As of October 6, 2000, we employed 107 people in our Company and our subsidiaries around the world. Forty-five of these employees worked in Sales and Marketing, 33 provided professional services such as training and general product assistance, 15 worked in product development and 14 provided general administrative services. All of our employees are working full-time.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our corporate headquarters are located at 3400 West 66th Street, Edina, Minnesota. On June 1, 1998, we entered into a sublease agreement that will expire on August 31, 2002, to rent approximately 6,271 rentable square feet. Pursuant to the sublease agreement, we make monthly base rent payments of approximately $5,500. In addition to the rent payments, we reimburse the sublandlord all amounts that may become due under the lease between the landlord and our sublandlord, for any operating costs allocable to our premises based upon the rentable square foot office area allocable to our premises. Total monthly rent payments amount to approximately $10,700. The premises include a reception area, conference and training rooms, as well as executive and administrative offices.

     The major regional centers of our subsidiaries are located in Sydney (Australia) and London (Great Britain), and we also have offices in the Netherlands and Germany. Total monthly rental payments for the Sydney office amount to about $10,700, for the London office to approximately $7,200, for the Netherlands office approximately $5,700 and for the German office to approximately $1,600. These amounts are subject to variations due to the applicable exchange rates. The lease agreements vary concerning terms and conditions, and are subject to the applicable local law.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation and is not aware of any threatened litigation that would have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.



                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Minnesota American, Inc. was traded in the over-the-counter market with prices quoted on the OTC Bulletin Board under the symbol "MNAC." After the merger, we changed the symbol to "CRVU." To remain eligible for the OTC Bulletin Board, we had to become a reporting company pursuant to the Securities Exchange Act of 1934 and filed a registration statement Form 10-SB with the Securities and Exchange Commission. Beginning market open on February 10, 2000 and while the Securities and Exchange Commission reviewed our Form 10-SB, our stock was no longer quoted on the OTC Bulletin Board but only on other quotation mediums, including the National Quotation Bureau's Pink Sheets. We became a reporting company on April 3, 2000. The Securities and Exchange Commission finished its review of our Form 10-SB on July 20, 2000. Since August 14, 2000, our common stock is again quoted on the OTC Bulletin Board.

     Quotations in the following table are based on information provided by IDD Information Services, Tradeline(r) on Lexis(R). The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                               Common Stock
                       ----------------------------------
Fiscal Quarter Ended    High Bid              Low Bid
--------------------   --------------------- ------------

September 30, 1998      $0.125                $0.046875
December 31, 1998       0.421875              0.09375
March 31, 1999          1.00                  0.25
June 30, 1999           1.0625                0.28125

September 30, 1999      $2.75                 $0.28125
December 31, 1999       $6.00                 $0.6875
March 31, 2000          $8.75                 $3.50
June 30, 2000           $5.00                 $1.00


     As of September 15, 2000, we had approximately 148 shareholders of record. We have never paid cash dividends on our Common Stock and do not anticipate paying any such dividends in the foreseeable future. However, the holders of our Series A Convertible Preferred Stock are entitled to receive a cumulative dividend of 6.5% per year, payable semi-annually. As of June 30, 2000, two hundred shares of Series A Convertible Preferred Stock were outstanding.

     In March 2000, the Company declared a warrant dividend to shareholders of record as of April 28, 2000. For every ten shares of common stock held, each shareholder received a warrant to purchase one share of common stock at a price of $8. The warrant expires in 2002 and is cancelable, at the Company's option, upon 30 days notice if the Company's stock closes at a price of $12 per share or higher for at least ten consecutive trading days. An aggregate amount of 1,954,339 warrants was distributed to the Company's shareholders.

Recent Sales of Unregistered Securities

     On April 19, 2000, our Company sold 100,000 shares of common stock and warrants to purchase 30,000 shares of common stock, at exercise prices ranging from $4 to $7, to four accredited investors for a total purchase price of $400,000. Equity Securities Investments, Inc. received a commission of 7.5% for these sales and a warrant to purchase up to 30,000 shares of common stock, at exercise prices ranging from $4 to $7. We relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933.

     On April 26, 2000, our Company sold 309,375 shares of common stock at $0.01 per share to one director who is an accredited investor in connection with the exercise of warrants. We relied on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933.

     On April 10, 2000, our Company issued 12,000 shares of common stock to one shareholder in connection with the conversion of preferred stock. We relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

     On April 18, 2000, in connection with the exercise of stock options by a former employee, our Company sold 4,000 shares of common stock at $0.89 per share. We relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933.

     On May 16, 2000, in connection with the exercise of stock options by a former director, our Company sold 5,000 shares of common stock at $1.50 per share. We relied on the exemption from registration provided by Rule 701 under the Securities Act of 1933. On May 25, 2000, our Company issued warrants to purchase 50,000 shares of common stock, at exercise prices ranging from $2 to $6, to one accredited investor for services rendered. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On June 29, 2000, our Company issued warrants to purchase 340,000 shares of common stock, at an exercise price of $1.4156 per share, to a customer in exchange for software license and related service fees. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     CorVu is an international provider of Integrated Business Intelligence and Business Performance Management software. Our Company designs, develops, markets and supports its management software products and its services through sales offices of our subsidiaries as well as through distributors, Value Added Resellers, and Alliance Partners. Sales and support offices belonging to our subsidiaries are located throughout the United States, Australia and Europe. See for details ITEM 1, Business of the Issuer.

     On January 14, 2000, the former CorVu Corporation merged with and into Minnesota American, Inc. In connection with the merger, Minnesota American, Inc., the company surviving the merger, changed its name to "CorVu Corporation." Minnesota American, Inc. had operated its business through two subsidiaries. Prior to the merger, Minnesota American, Inc. ceased to operate one of the subsidiaries and sold the other subsidiary, thus discontinuing all of its business activities. The Surviving Company continues to operate the business operated by the former CorVu Corporation before the merger. Accordingly, the discussion and analysis provided below focuses on the financial position and results of operations of the former CorVu Corporation.

Fiscal Year Ended June 30, 2000 versus June 30, 1999

REVENUES:
     CorVu derives its revenues from three sources: (i) the sale and licensing of its software products; (ii) consulting and training services; and (iii) maintenance agreements in connection with the sale and licensing of software products. CorVu recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9. Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are deemed reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and other revenues are recognized when services are performed. Total revenue increased by $2,220,836 (21%) from $10,588,458 for the year ended June 30, 1999 to $12,809,294 for the year ended June 30, 2000.

     Software and license fee revenues increased $739,884 (11%) from $6,867,886 in 1999 to $7,607,770 in 2000. Management believes several factors are responsible for this. During fiscal year 2000, CorVu changed its sales and marketing strategy, in order to become a seller of comprehensive business software offerings for entire organizations. This has resulted in an increase in the average dollar value of each sale. In addition, the number of sales people employed increased from 49 as of June 30, 1999 to 66 as of June 30, 2000. The increases discussed above were offset by other factors: (1) The sale of such comprehensive software products requires on the part of the sales force, skills that are different from the skills the sales personnel employed previously for the sale of separate tools and modules. As a result, CorVu experienced a high turnover in its sales force. The new sales personnel did not contribute significantly to corporate revenues because they were not yet fully trained. (2) The described change in the sales and marketing strategy resulted in an extension of the sales cycle. (3) Many potential customers were in the final phase of their Y2K compliance work and therefore froze additional spending and implementation of new systems.

     In June, 2000 the Company entered into an agreement with a customer whereby the customer agreed to purchase software licenses valued at $402,000 as well as related maintenance and consulting services. In connection with this agreement, the Company issued a warrant to the customer for the purchase of up to 340,000 shares of the Company's stock at a price of $1.4156 per share. The warrant expires December 31, 2007. The fair value of the warrant at the date of grant was estimated to be approximately $401,000 using Black-Scholes pricing model, which was recorded as a direct reduction of license revenue in the accompanying consolidated statement of operations for the year ended June 30, 2000. In addition, as part of this agreement, the Company has agreed to pay royalties to the customer equal to 20% of all software and maintenance fees payable to the Company resulting from within the lodging, restaurant and hospital industries which utilize an application that is being co-developed by the Company and the customer for those industries. The royalty fee is 50%, up to an amount equivalent to the licenses and services purchased by the customer and 20% thereafter. The royalty arrangement expires October 1, 2007.

     Maintenance, consulting and other revenues increased by $1,480,952 (40%) from $3,720,572 in 1999 to $5,201,524 in 2000. This was caused by the employment of additional service professionals to meet the demands of the increased customer base for both consulting and training services. The number of employees in this area increased from 24 as of June 30, 1999 to 35 as of June 30, 2000. In addition, annual maintenance fees continued to increase in line with the increased customer base.

OPERATING EXPENSES:

     Operating expenses increased by $5,812,250 (38%) from $15,143,265 for the year ended June 30, 1999 to $20,955,515 for the year ended June 30, 2000.

     Cost of maintenance, consulting and other expenses increased $1,061,102 (48%) from $2,221,668 in 1999 to $3,282,770 in 2000. These increases were primarily caused by the employment of additional professionals in both the consulting and training services, from 24 in 1999 to 35 in 2000.

     Product development costs increased $435,400 (69%) from $628,741 in 1999 to $1,064,141 in 2000, due to the expansion of the product development staff from 11 in 1999 to 16 in 2000. This expansion of staff was needed to keep pace with the ever changing software environment and the continued need to improve features and functionality of the CorVu products.

     Sales and marketing expenses increased $2,872,059 (45%) from $6,380,898 in 1999 to $9,252,957 in 2000. This was caused by the higher number of employees working in that department (49 in 1999 to 66 in 2000) and other factors such as higher expenditures for marketing including advertising, production of marketing materials, and participation in trade show activities.

     General and administrative expenses decreased $272,650 (5%) from $5,911,958 in 1999 to $5,639,308 in 2000. Increases in overhead expenditures such as salaries, wages and benefits for administrative personnel, office rent, equipment rent for computers and communication equipment, professional services such as legal and accounting fees and corporate travel expenses were offset by decreases as a result of costs that were recorded in 1999 for stock sold and options and warrants granted to directors and employees below fair value, that were not incurred to the same level in 2000.

     Merger costs of $1,716,339 were incurred during the year ended June 30, 2000 to complete the reverse merger transaction with Minnesota American, Inc. including legal, accounting and broker fees.

INTEREST EXPENSE, NET:

     Interest expense, net increased by $188,527 (65%) from $288,210 in 1999 to $476,737 in 2000. In November 1999, the Company entered into two loan agreements with third parties totaling $500,000. The agreement allowed the holder to convert the debt into common stock at any time at a conversion rate of $1.77 per share. In addition, the loan was automatically convertible into common stock upon the closing of the merger with Minnesota American, Inc. The loan agreements also called for the issuance of warrants to purchase up to 506,250 shares of common stock at an exercise price of $.01 per share. The increase in interest expense, net was caused by the recording of approximately $317,000 of non-cash interest expense charges related to this debt instrument. The non-cash charges were required to (1) reflect the difference between the $1.77 per share conversion price included within the agreements and $2.67 per share, the Company's estimate of the fair value of the stock on the date of issuance and,
(2) reflect the fair value of the warrants attached to the debt instrument using the Black-Scholes pricing model over the period the bridge loan was outstanding. The increase was partially offset by decreases in interest charges due to the conversion of the $2 million note payable-parent in August 1999 into common stock of the Company.

NET LOSSES:

     CorVu Corporation incurred net losses of $8,622,958 and $4,843,017 for the years ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

     Total cash and cash equivalents increased by $15,410 from $31,335 as of June 30, 1999 to $46,745 as of June 30, 2000. Net cash used in operating activities was $3,868,637 for the year ended June 30, 2000. This was caused by the net loss during the period as discussed above. Net cash used in investing activities was $68,073 for the year ended June 30, 2000 reflecting the acquisition of office furniture and computer and office software and equipment as part of the Company's expansion. Net cash provided by financing activities was $3,895,538 for the year ended June 30, 2000. Proceeds from the sale of common stock at prices ranging from $1.78-4.00 per share, as well as stock option exercises, accounted for $3,554,393, net of financing costs. The Company also received proceeds of $950,000 as part of the merger with Minnesota American, Inc. In addition, the Company collected a stock subscription receivable in the amount of $250,000. During the year ended June 30, 2000, the Company repaid $807,853 of an existing note payable. Additionally, the Company received borrowings from directors of $514,384 and repaid director loans in the amount of $644,826.

     During the year ended June 30, 2000, the Company incurred an operating loss of $8,146,221 and used $3,868,637 of cash in operating activities. As of June 30, 2000, the Company had an accumulated deficit of $19,331,991, total stockholders' deficit of $3,977,974, and negative working capital of $4,146,137. In addition, as of September 18, 2000, due to inadequate funds, the Company has not paid the outstanding principal on an existing note payable, that was due on December 16, 1999 or outstanding principal on director advances that were due April 30, 2000, and has not remitted approximately $800,000 of employee and employer payroll taxes. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability or raising additional capital.

     CorVu's management is undertaking several initiatives to address the Company's liquidity, including the following: (1) continued efforts to increase CorVu's revenues from software licenses and other revenue sources;
(2) obtain additional debt and/or equity financing; (3) reduce operating costs. CorVu's management believes that these activities will generate sufficient cash flows to sustain CorVu's operations through the end of fiscal 2001.


Forward-Looking Statements

     Certain statements contained in this Report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "will," "forecast," and similar words or expressions. The Company's forward-looking statements generally relate to, among other things:
(i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. The Company undertakes no obligation to update any forward-looking statement.

     Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, but are not limited to: (i) the general development of the market for business intelligence software, especially for balanced-scorecard solutions; (ii) the effects of the Company's changed sales and marketing strategy; and (iii) the ability of the Company to raise additional financing.

ITEM 7.  FINANCIAL STATEMENTS
















                       CORVU CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2000 and 1999

                          Independent Auditors' Report



     The Board of Directors and Stockholders
     CorVu Corporation and Subsidiaries:


     We have audited the accompanying consolidated balance sheets of CorVu Corporation and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
     Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has a stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ KPMG LLP


     Minneapolis, Minnesota

     September 18, 2000

                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999
     Assets                                         2000              1999
                                               ---------------   ---------------
Current assets:
   Cash and cash equivalents                 $         46,745            31,335
   Stock subscription receivable                           --           250,000
   Trade accounts receivable, net of
     allowance for doubtful accounts of
     $305,000 and $100,000, respectively            4,263,681         3,763,628
   Prepaid expenses                                   114,621           117,369
   Other assets                                        68,731            58,794
                                               ---------------   ---------------
           Total current assets                     4,493,778         4,221,126
Furniture, fixtures, and equipment                    406,404           325,595
   Less accumulated depreciation                    (238,241)         (172,654)
                                               ---------------   ---------------
                                                      168,163           152,941
                                               ---------------   ---------------
                                             $      4,661,941         4,374,067
                                               ===============   ===============
     Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                          $      2,516,200         1,904,989
   Accrued compensation and related costs           2,179,220         1,507,916
   Deferred revenue                                 2,550,192         1,435,792
   Accrued interest                                    51,211           370,287
   Other accrued expenses                             350,121           192,811
   Convertible note payable--parent                        --         2,000,000
   Due to affiliates                                   79,440                --
   Note payable                                       599,147         1,407,000
   Director advances                                  314,384           444,826
                                               ---------------   ---------------
           Total current liabilities                8,639,915         9,263,621
                                               ---------------   ---------------
           Total liabilities                        8,639,915         9,263,621
Stockholders' deficit:
   Undesignated capital stock, 24,000,000
     shares in 2000 and 1999, none issued.                 --                --
   Series A convertible preferred stock,
     par value $10 per share 1,000,000
     shares authorized; 200 and 4,200 shares
     issued and outstanding in 2000 and 1999,
     respectively                                       2,000            42,000
   Common stock, $0.01 par value; 25,000,000
     shares authorized; 19,509,660 and
     16,347,329 shares issued and outstanding
     in 2000 and 1999, respectively                   195,097           163,473
   Additional paid-in capital                      15,577,033         4,242,399
   Accumulated deficit                            (19,331,991)       (9,473,781)
   Deferred compensation                             (688,050)          (75,000)
   Accumulated other comprehensive income             267,937           211,355
                                               ---------------   ---------------
       Total stockholders' deficit                 (3,977,974)       (4,889,554)
                                               ---------------   ---------------
       Commitments (Notes 4, 10 and 11)
       Total liabilities and stockholders'
       deficit                               $      4,661,941         4,374,067
                                               ===============   ===============

See accompanying notes to consolidated financial statements.


                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years ended June 30, 2000 and 1999
                                                      2000            1999
                                                ------------    ------------
Revenues:
  Software and license fees                       $7,607,770       6,867,886
  Maintenance, consulting, and other               5,201,524       3,720,572
                                                ------------    ------------
    Total revenues                                12,809,294      10,588,458
                                                ------------    ------------
Operating costs and expenses:
  Cost of maintenance, consulting, and other       3,282,770       2,221,668
  Product development                              1,064,141         628,741
  Sales and marketing                              9,252,957       6,380,898
  General and administrative                       5,639,308       5,911,958
  Costs of merger                                  1,716,339            --
                                                ------------    ------------
    Total operating expenses                      20,955,515      15,143,265
                                                ------------    ------------

    Operating loss                                (8,146,221)     (4,554,807)
Interest expense, net                               (476,737)       (288,210)
                                                ------------    ------------
    Net loss                                     $(8,622,958)     (4,843,017)
                                                ============    ============

Loss per common share--basic and diluted              $(0.50)          (0.31)
Weighted average shares outstanding--basic
  and diluted                                     17,238,620      15,623,632


See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                       Years ended June 30, 2000 and 1999

                                                                                                        Accumulated
                                                                   Additional                              other        Total
                           Preferred stock       Common stock       paid-in    Accumulated   Deferred   comprehensive Stockholders'
                         Shares     Amount     Shares      Amount   capital      deficit   Compensation Income/(loss)  deficit
                         -------  ----------------------  ------------------------------------------------------------------------

Balance, June 30, 1998    4,200    $ 42,000  15,591,835 $ 155,918     708,682  (4,630,764)           --     243,243    (3,480,921)
   Comprehensive loss:
    Net loss                 --          --          --        --          --  (4,843,017)           --          --    (4,843,017)
    Foreign currency         --          --          --        --          --           --           --     (31,888)      (31,888)
    translation
    adjustment
                                                                                                                     -------------
   Comprehensive loss        --          --          --        --          --           --           --          --    (4,874,905)
   Non-cash charges          --          --          --        --   2,209,801           --           --          --     2,209,801
   related to equity
   transactions (Notes
   6 and 7)
   Deferred compensation     --          --          --        --      75,000           --     (75,000)          --            --
   Issuance of common        --          --     755,494     7,555   1,248,916           --           --          --     1,256,471
   stock
                         -------  ---------- -----------  -------- ---------------------------------------------------------------
Balance, June 30, 1999    4,200    $ 42,000  16,347,329 $ 163,473   4,242,399  (9,473,781)     (75,000)     211,355    (4,889,554)
   Comprehensive loss:
    Net loss                 --          --          --        --          --  (8,622,958)           --          --    (8,622,958)
    Foreign currency         --          --          --        --          --           --           --      56,582        56,582
    translation
    adjustment
                                                                                                                     -------------
   Comprehensive loss        --          --          --        --          --           --           --          --    (8,566,376)
   Conversion of note        --          --     469,286     4,693   2,335,396           --           --          --     2,340,089
   payable-parent
   Non-cash charges          --          --     393,461     3,934   3,187,090           --           --          --     3,191,024
   related to equity
   transactions (Notes
   6 and 10)
   Deferred compensation     --          --          --        --   1,005,500           --    (613,050)          --       392,450
   Issuance of common        --          --   1,947,209    19,473   3,520,780           --           --          --     3,540,253
   stock
   Stock option/warrant      --          --     320,375     3,204      10,936           --           --          --        14,140
   exercises
   Issuance of warrant       --          --          --        --   1,235,252  (1,235,252)           --          --            --
   dividend
   Preferred stock       (4,000)    (40,000)     32,000       320      39,680           --           --          --            --
   conversions
                         -------  ---------- -----------  -------- ---------------------------------------------------------------
Balance, June 30, 2000      200    $  2,000  19,509,660 $ 195,097  15,577,033 (19,331,991)    (688,050)     267,937    (3,977,974)
                         =======  ========== ===========  ======== ===============================================================

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2000 and 1999

                                                     2000              1999
                                               ---------------  ----------------
Cash flows from operating activities:
 Net loss                                      $ (8,622,958)       (4,843,017)
 Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation and amortization                      52,851            51,734
  Non-cash charges related to equity
     transactions                                 2,633,474         2,209,801
  Changes in operating assets and
     liabilities:
   Accounts receivable                             (500,053)       (1,307,355)
   Prepaid expenses                                   2,748           (19,525)
   Other current assets                              (9,937)           90,395
   Accounts payable                                 611,211           734,228
   Accrued compensation and related costs           671,304           365,656
   Deferred revenue                               1,114,400           462,429
   Accrued interest                                  21,013           153,749
   Other accrued expenses                           157,310           710,249
                                              ----------------  ----------------
    Net cash used in operating activities        (3,868,637)       (1,391,656)
                                              ----------------  ----------------

Cash flows from investing activities:
 Capital expenditures                               (68,073)         (107,701)
                                              ----------------  ----------------
    Net cash used in investing activities           (68,073)         (107,701)
                                              ----------------  ----------------

Cash flows from financing activities:
 Net proceeds from sale of common stock           3,554,393           216,471
 Proceeds from reverse merger                       950,000                --
 Collection of stock subscription receivable        250,000                --
 Borrowings on note payable                              --           479,986
 Repayment of note payable                         (807,853)               --
 Repayment of amounts due to affiliates                  --          (101,166)
 Borrowings of amounts due to affiliates             79,440                --
 Borrowings on notes payable--directors             514,384           680,000
 Repayment on notes payable--directors             (644,826)               --
                                              ----------------  ----------------

    Net cash provided by financing
       activities                                 3,895,538         1,275,291

Effect of exchange rate changes on cash              56,582           (31,888)
                                              ----------------  ----------------
    Net increase (decrease) in cash and
       cash equivalents                              15,410          (255,954)

Cash and cash equivalents at beginning
    of year                                          31,335           287,289
                                              ----------------  ----------------
Cash and cash equivalents at end of year      $      46,745            31,335
                                              ================  ================
Cash paid during the year for interest        $     123,687           122,612

See accompanying notes to consolidated financial statements.


                       CORVU CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999




(1)  Description of Business and Consolidated Financial Statement Presentation

     (a)  Organization

          CorVu Corporation (the Company or CorVu) is an international provider of Integrated Business Intelligence and Business Performance Management Solutions. The Company designs, develops, markets, and supports its proprietary management software solutions.

          The Company's products and services are sold through both direct and indirect channels. Sales and support offices are located throughout the United States, Australia, and United Kingdom/Europe.

          CorVu is a Minnesota corporation. Prior to August 16, 1999, CorVu was majority owned by CorVu Pty Limited (Parent), an Australian Company, which is controlled by the Chief Executive Officer of the Company. On August 16, 1999, the Parent distributed all shares of CorVu common stock held to the Parent's shareholders.

     (b)  Basis of Consolidated Financial Statement Presentation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

          Shares of common stock, options, warrants, and loss per share information have been restated to reflect the reverse merger agreement and the share conversion rate established in the reverse merger agreement.

(2)  Agreement and Plan of Reorganization

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

 (3) Summary of Significant Accounting Policies

     (a)  Revenue Recognition

          Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and other revenues are recognized when services are performed.

          Deferred revenue represents payment received or amounts billed in advance of services to be performed. Billing occurs within 30 days of scheduled performance of services.

          The Company nets the fair value of warrants issued in conjunction with software license agreements with the related license revenue. See Note 10.


     (b)  Software Development Costs

          Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. During fiscal 2000 and 1999, no software development costs were capitalized.

     (c)  Comprehensive Income

          Comprehensive income represents the change in stockholders' deficit resulting from other than stockholder investments and distributions. Accumulated other comprehensive income (loss) in the consolidated statements of stockholders' deficit is solely comprised of the accumulated foreign currency translation adjustment.

     (d)  Foreign Currency Translation

          The functional currency of the Company's subsidiaries is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit.

          Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

     (e)  Net Loss per Share

          Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted EPS recognizes the potential dilutive effects of stock options and warrants determined by the treasury stock method.

     (f)  Stock-based Compensation

          The Company uses the intrinsic value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

     (g)  Income Taxes

          The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing tax assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     (h)  Fair Value of Financial Instruments

          The carrying value of the Company's financial assets and liabilities, because of their short-term nature, approximates fair value. The carrying value of notes payable and long-term debt approximates fair value because the current rates approximate market rates available on similar instruments.

     (i)  Cash and Cash Equivalents

          Cash equivalents consist of highly liquid money market accounts carried at cost plus accrued interest, which approximates market value. All cash equivalents have remaining maturities of 90 days or less.

     (j)  Stock Subscription Receivable

          Stock subscription receivables that are paid in full by the subscriber prior to the date the financial statements are issued are reflected as a current asset.

     (k)  Property and Equipment, Net

          Property and equipment consists of property, equipment, furniture and computers and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which generally range from three to seven years.

     (l)  Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs totaled approximately $162,000 and $156,000 for the years ended June 30, 2000 and 1999, respectively.

     (m)  Business and Credit Concentrations

          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells principally to resellers and end users in the United States, Australia, and United Kingdom/Europe. The Company performs ongoing credit evaluations of its customers.

     (n)  Impairment of Long-lived Assets and Assets to be Disposed Of

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (o)  Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of those assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

     (p)  Reclassifications

          Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

(4)  Liquidity

     The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2000, the Company incurred an operating loss of $8,146,221 and used $3,868,637 of cash in operating activities. As of June 30, 2000, the Company had an accumulated deficit of $19,331,991, total stockholders' deficit of $3,977,974, and negative working capital of $4,146,137. In addition, as of September 18, 2000, due to inadequate funds, the Company has not paid the outstanding principal on the note payable discussed in
     Note 9, that was due on December 16, 1999 or outstanding principal on the director advances discussed in Note 12 that were due April 30, 2000, and has not remitted approximately $800,000 of employee and employer payroll taxes.

     The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability or raising additional capital. During the year ended June 30, 2000 the Company raised capital of $4,504,393.

     Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay past due debts and fund the Company's future operations.

     1. Continue to increase the Company's revenues from software licenses and other revenue sources.

     2.   Increase the level of indebtedness.

     3.   Solicit additional equity investment in the Company.

     4. Reduce operating costs, as deemed necessary, in the event the sales of product licenses and/or additional equity or debt financing do not generate adequate proceeds.

(5)  Loss Per Common Share

                                         For the Year Ended June 30, 2000
                                ------------------------------------------------
                                       Loss          Shares         Per-Share
                                    (Numerator)   (Denominator)       Amount
                                ----------------- -------------- ---------------

Basic Loss Per Share:             $ (8,622,958)     17,238,620       $ (0.50)

Effect of Dilutive Securities:
  None                                    --           --                --
                                ================= ============== ===============

Loss Per Share -
  Assuming dilution              $ (8,622,958)      17,238,620       $ (0.50)
                                 ================ ============== ===============

                                        For the Year Ended June 30, 1999
                                 -----------------------------------------------

Basic Loss Per Share:            $ (4,843,017)      15,623,632       $ (0.31)

Effect of Dilutive Securities:
  None                                   --             --               --
                                 ================ ============== ===============

Loss Per Share -
  Assuming dilution              $ (4,843,017)      15,623,632       $ (0.31)
                                 ================ ============== ===============


(6)  Stock Options and Warrants

     The Company's 1996 Stock Option Plan (the Plan) provides for the issuance of up to an aggregate of 3,500,000 shares of common stock to employees, directors, and consultants. The Plan provides for the issuance of incentive and nonqualified stock options.

     Under the Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of the grant. The exercise price for incentive stock options is at least 110% of the fair market value on the date of the grant for persons with greater than 10% of the voting power of all classes of stock. Options generally expire in seven years; however, incentive stock options may expire in five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by a compensation committee appointed by the board of directors and generally provide for shares to vest ratably over three years.

     The Company also has a 1993 Stock Incentive Plan that was in existence at the time of the merger with MNAC (see Note 2). This plan will not be used to issue any future stock options and, will only remain in existence until all outstanding options issued under it are exercised or forfeited.

     During fiscal years 2000 and 1999, the Company granted options outside the Plan to employees to purchase common stock of 1,147,501 and 388,125 shares, respectively. Accordingly, the Company has recorded deferred compensation of $688,050 and $75,000 as of June 30, 2000 and 1999, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant. The Company recognized expenses of $354,950 and $327,500 for the fiscal years ended June 30, 2000 and 1999, respectively, for these stock option grants based upon the intrinsic value method in accordance with APB Opinion No. 25, and will recognize the remainder of the deferred compensation cost over the respective three year vesting periods of the options granted.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation expense has been recognized using the intrinsic value method prescribed in APB No. 25 and related interpretations. Had compensation cost for the Company's stock option grants in fiscal years 2000 and 1999 been based on the fair value method prescribed by SFAS No. 123, the Company's net loss would have been increased by $1,625,246 and $686,123, respectively in 2000 and in 1999; net loss per share would have been increased by $0.09 and $0.04 in 2000 and 1999, respectively.

     Under SFAS No. 123, the weighted average estimated fair value of stock options granted at exercise price equal to market price of grant date during 2000 and 1999 was $1.65 and $1.52 per share, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 0% for fiscal 1999 and for the period July 1, 1999 to January 13, 2000 and 60% for the period January 14, 2000 to June 30, 2000; risk-free interest rate of 7.0%; and expected lives of approximately seven years.

        The activity for the Plans is summarized as follows:


                                                             Weighted-
                                                          average exercise
                                    Options               price per share
                              -------------------     ----------------------

Outstanding at June 30, 1998       1,889,178                    $1.86
  Granted                          1,036,127                     2.34
  Exercised                          (87,000)                    0.21
  Forfeited                         (524,925)                    2.59
                                  ----------                    -----

Outstanding at June 30, 1999       2,313,380                    $1.97
  Granted                          1,181,316                     3.03
  Exercised                         (442,000)                    0.27
  Forfeited                         (281,750)                    2.55
                                  ==========                    =====

Outstanding at June 30, 2000       2,770,946                    $2.64
                                  ==========                    =====

        Options activity outside the Plans is summarized as follows:

                                                      Weighted-
                                                   average exercise
                                    Options        price per share
                                 -------------    ------------------

Outstanding at June 30, 1998             --             $  --
  Granted                             388,125            1.63
  Exercised                              --                --
  Forfeited                              --                --
                                   ----------           -----

Outstanding at June 30, 1999          388,125           $1.63
   Granted                          1,147,501            1.79
   Exercised                             --                --
   Forfeited                          (12,938)           1.78
                                   ==========           =====

Outstanding at June 30, 2000        1,522,688           $1.75
                                    ==========          =====

        The  following   tables  summarize   information   about  stock  options
outstanding as of June 30, 2000 and 1999:

                        Options outstanding               Options exercisable
                 ------------------------------------- -------------------------
                                 Weighted-
                                  average    Weighted-                 Weighted-
                   Number        remaining    average     Number        average
                 outstanding    contractual  exercise   exercisable    exercise
Exercise prices  June 30, 2000     life       price    June 30, 2000    price
---------------  -------------  ----------- ---------- -------------- ----------

    $0.20-0.92      346,876         3.5        $0.84      346,876        $0.84

     1.33-3.00    3,843,258         5.7         2.33    1,809,007         2.26

          7.00      103,500         6.7         7.00       10,000         7.00
==============    =========         ===        =====    =========        =====

    $0.20-7.00    4,293,634         5.6        $2.32    2,165,883        $2.05
==============    =========         ===        =====    =========        =====


                        Options outstanding               Options exercisable
                 ------------------------------------- -------------------------
                                 Weighted-
                                  average    Weighted-                 Weighted-
                   Number        remaining    average     Number        average
                 outstanding    contractual  exercise   exercisable    exercise
Exercise prices  June 30, 1999     life       price    June 30, 1999    price
---------------  -------------  ----------- ---------- -------------- ----------

    $0.13-0.92      738,376         4.4       $0.54      626,250         $0.47

     1.33-2.67    1,963,129         6.0        2.44      821,814          2.23
==============    =========         ===       =====    =========         =====

    $0.13-2.67    2,701,505         5.6       $1.92    1,448,064         $1.47
==============    =========         ===       =====    =========         =====

     Warrants and options issued to third parties

     During fiscal years 2000 and 1999, the Company issued 63,500 and 270,000 options and warrants, respectively, to purchase common stock at $0.44 - $6.00 per share to vendors, value-added resellers, and consultants. The options and warrants are exercisable from the date of grant through June 2006. The fair value of the options and warrants at the date of grant was estimated to be approximately $54,000 and $389,000, respectively, using Black-Scholes pricing model which was expensed in the 2000 and 1999 consolidated statement of operations. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 0% for fiscal 1999 and for the period July 1, 1999 to January 13, 2000 and 60% for the period January 14, 2000 to June 30, 2000; risk-free interest rate of 7.0%; and expected lives ranging from four to seven years.

     During fiscal 2000, in connection with various sales of common stock, the Company has issued warrants to purchase 114,375 shares of common stock at prices ranging from $1.78-$7.00 per share. The warrants expire at various times through December 2006. In connection with sales that occurred in April 2000, the Company paid its business advisor fees totaling $30,000 and issued warrants for a total of 30,000 shares, at exercise prices ranging from $4.00-$7.00, which expire in April 2005. The fair value of the warrants issued using the Black-Scholes pricing model was approximately $46,000. This amount was credited to Additional Paid-in Capital during the year ended June 30, 2000. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of five years.

     The Company issued 389,031 common shares and paid $47,500 to its business advisor at closing of the merger with Minnesota American, Inc. in exchange for services. In addition, the Company granted its business advisor a five-year warrant to purchase up to 185,572 common shares at $5.3125 per share. For accounting purposes, the Company has estimated the value of the stock and warrants issued to be $5.3125 per share, the closing trading price of the stock on the date of the merger and, accordingly, recorded a charge of approximately $2,411,000 in the year ending June 30, 2000. This charge is recorded in the year ended June 30, 2000 as a $950,000 reduction to Additional Paid-in Capital based on the amount of cash received in the merger, with the remainder ($1,461,000) shown as an operating expense. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of five years.

     In March 2000, the Company declared a warrant dividend to shareholders of record as of April 28, 2000. For every ten shares of common stock held, each shareholder received a warrant to purchase one share of common stock at a price of $8. The warrant expires in 2002 and is cancelable, at the Company's option, upon 30 days notice if the Company's stock closes at a price of $12 per share or higher for at least ten consecutive trading days. The Company recorded the dividend of $1,235,252 based on the fair value of the warrants issued using the Black-Scholes pricing model. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of two years. A total of 1,954,339 warrants were distributed to the Company's shareholders.

 (7) Related Party Equity Transactions

     (a)  Equity Sale

          In two separate transactions during fiscal 1999, the Company sold a total of 309,375 units, consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $.01 per share, to a director at a price of $1.78 per unit. The warrants are exercisable for a period of seven years. The Company has recorded a non-cash expense of $275,000 in fiscal 1999 to reflect the difference between the $1.78 per share price and $2.67 per share, the estimated fair value of the Company's common stock on the date of the transactions. In addition, the Company has recorded a non-cash expense of $823,000 in fiscal 1999 to reflect the fair value of the warrants issued using the Black-Scholes pricing model. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 7.0%; and contractual life of seven years. As part of one of these transactions, the Company entered into a stock subscription agreement with the director for the sale of 125,000 units at $2.00 per unit. On July 1, 1999, the Company received $250,000 in satisfaction of this subscription agreement. In April 2000, the director exercised the warrants for the purchase of 309,375 shares of common stock at a price of $.01 per share.

     (b)  Conversion of Advances

          During fiscal 1999, a director of the Company converted advances to the Company of $790,000 to 444,375 shares of common stock at $1.78 per share. The Company has recorded a non-cash expense of $395,000 in fiscal 1999 to reflect the difference between the $1.78 per share conversion price and $2.67 per share, the estimated fair value of the Company's common stock on the date of the transactions.

 (8) Income Taxes

     The Company has incurred net operating losses since inception. The Company has not reflected any tax benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

     The income tax benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:


                                                2000              1999
                                             -----------      -------------

        Computed "expected" tax benefit          34 %              34 %
        State income tax, net of federal
          benefit                                 4 %               4 %
        Merger related costs                     (6)%
        Other, primarily foreign tax rate
          difference                             (2)%              (1)%
        Change in valuation allowance           (30)%             (37)%
                                             ===========      =============

                                                 --%               --%
                                             ===========      =============

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of June 30 is presented below:

                                                  2000       1999
                                                -------    -------

Deferred tax assets:
  Foreign net operating loss carryforward       $1,875     $1,070
  U.S. net operating loss carryforward           3,010      1,345
  Stock compensation                             1,225        660
  Miscellaneous reserves and accruals              165        215
  Other                                             (5)       (20)
                                                -------    -------

         Total gross deferred tax assets         6,270      3,270

Valuation allowance                             (6,270)    (3,270)
                                                -------    -------

         Net deferred tax assets                $  --      $  --
                                                =======    =======


     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of June 30, 2000 and 1999.

     As of June 30, 2000, the Company has reported U.S. net operating loss carryforwards of approximately $7,520,000. The federal net operating loss carryforwards expire in the years 2010 through 2020.

     Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(9)  Note Payable

     In February 1998, the Company entered into a loan agreement in the amount of approximately $927,000 with a third party lender. During 1999, the Company borrowed an additional $480,000. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 3%, with interest due monthly. On June 30, 2000 and 1999 the interest rates were 6.28% and 8.05%, respectively. The outstanding principal balance was due on December 15, 1999. During fiscal 2000, the Company made principal payments totaling approximately $808,000. The outstanding balance of approximately $599,000 remains unpaid. The Company is in negotiations with the lender to extend the terms of the note.

(10) License Sale with Warrants

     In June, 2000 the Company entered into an agreement with a customer whereby the customer agreed to purchase software licenses valued at $402,000 as well as related maintenance and consulting services. In connection with this agreement, the Company issued a warrant to the customer for the purchase of up to 340,000 shares of the Company's stock at a price of $1.4156 per share. The warrant expires December 31, 2007. The fair value of the warrant at the date of grant was estimated to be approximately $401,000 using Black-Scholes pricing model, which was recorded as a direct reduction of license revenue in the accompanying consolidated statement of operations for the year ended June 30, 2000. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of seven years. In addition, as part of this agreement, the Company has agreed to pay royalties to the customer equal to 20% of all software and maintenance fees payable to the Company resulting from within the lodging, restaurant and hospital industries which utilize an application that is being co-developed by the Company and the customer for those industries. The royalty fee is 50%, up to an amount equivalent to the licenses and services purchased by the customer and 20% thereafter. The royalty arrangement expires October 1, 2007.

(11) Commitments

     Operating Leases

     The Company leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2005. Future minimum lease commitments under these operating leases are as follows:

          Year ending June 30:
              2001                                  $   624,000
              2002                                      473,000
              2003                                       82,000
              2004                                       71,000
              2005                                       18,000
                                                         ------
                                                     $1,268,000

     Rent expense under operating leases for the year ended June 30, 2000 and 1999 was $1,181,000 and $792,000, respectively.

(12) Related Parties

     (a)  Director Advances

          The Company has received interest-bearing and non-interest bearing advances from certain directors of the Company. Interest rates on interest-bearing advances vary from 5.0 to 11.0% as of June 30, 2000. These amounts are classified as current liabilities as the Company anticipates paying the amounts back during the year ending June 30, 2001. Amounts outstanding at June 30, 2000 and 1999 are $314,384 and $444,826, respectively. The Company has repaid $50,000 of the advances to certain directors subsequent to June 30, 2000.

     (b)  Convertible Note Payable-Parent

          On July 1, 1996, the Company purchased the intellectual property to CorVu software from its Parent. A promissory note in the amount of $2,000,000 was issued by the Company to its Parent as consideration for the purchase of the license. This intellectual property provides the Company with unlimited use of the technology and the ability to modify and enhance the purchased technology. The promissory note bears interest at 6.3% interest per annum. On July 1, 1998, the terms of the note were modified to include a conversion feature with which the holder at its option on or after June 30, 1999 may convert all of the outstanding principal and accrued interest into common stock of the Company at a conversion price of $1.78. On August 16, 1999, approximately $1,500,000 of the outstanding balance and accrued interest was forgiven by the Company's Parent. The remaining balance of $834,286 was converted to 467,286 shares of common stock in full settlement of the note and accrued interest.

 (13) Industry Segment and Operations By Geographic Areas:

     The Company operates predominantly in one industry segment, being the design, development, support and marketing of its proprietary management software solutions. The geographic distributions of the Company's revenue and long-lived assets are summarized in the following table:

                                        Year Ended June 30,
                           -----------------------------------------------
                                   2000                      1999
                           ---------------------     ---------------------

     Total Revenues:
       United States             $ 5,495,000                4,536,000
       Australia                   4,401,000                3,658,000
       United Kingdom              2,913,000                2,394,000
                           =====================     =====================

                                 $12,809,000               10,588,000
                           =====================     =====================

     Long-Lived Assets:
       United States         $        38,000                   48,000
       Australia                      14,000                   12,000
       United Kingdom                116,000                   93,000
                           =====================     =====================

                              $      168,000                  153,000
                           =====================     =====================

(14) Convertible Bridge Loan

     On November 15, 1999, the Company entered into two loan agreements with third parties totaling $500,000. The outstanding principal was due on March 14, 2000. Interest was charged at a rate of 10% per annum. In addition, the agreements called for the issuance of warrants to purchase up to 506,250 shares of common stock at an exercise price of $.01 per share. After the merger of CorVu with and into Minnesota American, Inc., the outstanding principal and interest was converted into a total of 285,702 shares of common stock of our Company, at a price of $1.78 per share. The Company has recorded a non-cash expense of approximately $183,000 to reflect the fair value of the warrants issued using the Black-Scholes pricing model over the period the bridge loan was outstanding during the year ended June 30, 2000. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 7.0%; and contractual life of five years. In addition, the Company recorded a non-cash expense of approximately $134,000 during the year ended June 30, 2000 to reflect the difference between the $1.78 per share conversion price and $2.67 per share, the estimated fair value of the Company's common stock on the date of the transaction. The fair value of the warrants and the conversion feature were determined to be $1,345,000 and $250,000, respectively. The fair value that was allocated to the warrants and the conversion feature were limited based on the proceeds of the loan. The value of the unamortized discount at the time of the conversion ($183,000) was charged to Additional Paid-in Capital.

(15) Preferred Stock

     The Series A Convertible Preferred Stock ($10 par value) bears a 6.5% cumulative dividend rate payable January 1 and July 1 of each year. Each share of Series A Convertible Preferred Stock is convertible into eight shares of common stock. The Holder of each share of Series A Convertible Preferred Stock is entitled to eight votes, subject to adjustment. Upon an involuntary or voluntary liquidation or dissolution of the Company at any time, the holders of the Series A Convertible Preferred Stock are entitled to receive a liquidation preference of $10 per share. The preferred stock may be called for redemption in whole or in part by the Company for a redemption price of $11.70 per share. During fiscal year 2000, 4,000 shares of $10 par value Series A Convertible Preferred Stock were converted into common stock.

(16) Employment Agreement

     On July 1, 1999, the Company entered into a three-year employment agreement with its chief executive officer. This agreement included options to purchase 675,000 shares of common stock at $1.33 per share. The fair value of the stock on the date of grant was $2.67 per share. The options vest over a period of three years and expire in June 2006. Accordingly, the Company has recorded an expense of $301,500 for the year ended June 30, 2000 and deferred compensation of $603,000 as of June 30, 2000, which will be expensed over the remaining vesting period.

(17) New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established standards for accounting and reporting of derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has adopted this Standard on July 1, 2000 and it did not have a significant impact on the Company's financial position or results of operations.

ITEM 8.  CHANGES IN ACCOUNTANTS

     Before the merger with CorVu Corporation, the principal accountant of Minnesota American, Inc. was Virchow Krause & Company, LLP. Since the company surviving the merger, CorVu Corporation, f/k/a Minnesota American, Inc., continues to operate the business of the former CorVu Corporation, the Company's executive officers decided to continue working with the accountant of the former CorVu Corporation, KPMG LLP, and to terminate the relationship with Virchow Krause & Company, LLP effective as of the merger on January 14, 2000. The Company is not aware that Virchow Krause & Company, LLP issued any report during the two years before the merger that contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. The change of accountants was not recommended or approved by the board of directors or any committee of the board. The Company is not aware that there was any disagreement between Minnesota American, Inc. and Virchow Krause & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth the name, age and position of each person who currently serves as a director and/or officer of our Company as of September 30, 2000(1). Our directors serve for an indefinite term that expires at the next regular meeting of our shareholders, and until such directors' successors are elected and qualified, or until such directors' earlier death, resignation, disqualification or removal as provided by law.

   Name                       Age      Position
   David C. Carlson           44       Chief Financial Officer; Director
   Ismail Kurdi               31       Director
   Justin M. MacIntosh        50       Chairman, President, Chief Executive
                                       Officer; Director
   James L. Mandel            43       Director
   Alan M. Missroon, Jr.      37       Vice President Marketing; Director

     David C. Carlson (Chief Financial Officer; Director). Before joining CorVu Corporation as Chief Financial Officer in July 1996, Mr. Carlson gained extensive experience in the area of accounting and business operations. He served from July 1979 to July 1984 in the audit division of Arthur Andersen & Co. From July 1984 to April 1989, he held the position of Controller and later, Vice President of Finance at Canterbury Downs, a horse racing facility. He joined the Minnesota Timberwolves, a professional sports franchise, in April 1989 as Controller, a position he subsequently held at a local health and fitness chain until May 1996; the sports franchise and the health and fitness chain were under common ownership. Mr. Carlson is responsible for all areas of financial management of our Company. He became a member of the board of directors of CorVu Corporation in December 1996 and was elected to the board of directors of the Company surviving the merger of CorVu Corporation into Minnesota American, Inc. in January 2000.

     Ismail Kurdi (Director). Mr. Kurdi received a Bachelor of Science from Boston University in May 1992. From September 1992 to September 1993, he was with Oxy USA, a subsidiary of Occidental Petroleum. In October 1993, he relocated back to England where he is a real estate developer and investor. He serves on the board of directors for several British property companies which are not reporting companies. Mr. Kurdi was elected to the board of directors of CorVu Corporation in December 1996 and was elected to the board of directors of the Company surviving the merger of CorVu Corporation into Minnesota American, Inc. in January 2000. He currently spends approximately 10% of his time on CorVu's business affairs.

     Justin M. MacIntosh (Chairman, President, Chief Executive Officer; Director). After a career in the equity and real estate markets of Australia, Mr. MacIntosh founded MACS Software Company, a provider of business application software, in 1977. He served as Chairman and CEO of MACS until he founded the former parent company of CorVu in Australia in 1990. Since the incorporation of CorVu Corporation in Minnesota in September 1995, Mr. MacIntosh has served as Chairman, President and Chief Executive Officer, and as a director of the company. He was elected as director, Chairman of the Board, President and Chief Executive Officer of the Company surviving the merger of CorVu Corporation into Minnesota American, Inc. in January 2000.

     James L. Mandel (Director). Mr. Mandel has been a director of Minnesota American since 1987. He has been the Chief Executive Officer and a director of Vicom Inc., a full service telecommunications company which is reporting to the SEC under the Securities Exchange Act of 1934 and is headquartered in Minneapolis, since September 1998. From January 1997 to September 1998, he was Chairman of Call 4 Wireless LLC and from January 1992 to February 1997, he served as a Vice President of Grand Casinos, Inc. Mr. Mandel was elected to the board of directors of Minnesota American, Inc. in September 1987. He currently spends approximately 10% of his time on Corvu's business affairs.

     Alan M. Missroon, Jr. (Vice President Marketing; Director). Mr. Missroon gained his knowledge of the business intelligence market while working at Burroughs Corporation (Unisys) and during his eight years (from July 1987 to November 95) at IQ Software Corporation in which he became familiar with a variety of positions in sales, sales management, product design, and marketing. From December 1995 to December 1996, he worked at Praxis International. Mr. Missroon is responsible for worldwide operations, product positioning, market awareness, interfacing with trade press and analysts and other general marketing duties. He joined CorVu Corporation in January 1997 and was elected as one of the directors of CorVu Corporation in February 1997. He was elected to the board of directors of the Company surviving the merger of CorVu Corporation into Minnesota American, Inc. in January 2000.

     (1) Edward S. Adams resigned as director of our Company effective September 29, 2000; he had been elected to the board of directors in January 2000. Pierce
A. McNally who served on the board of directors since December 1990 resigned as director effective September 26, 2000.


Section 16(a) Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires CorVu's executive officers and directors, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of CorVu. Officers, directors and greater than 10% shareholders ("Insiders") are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based on a review of the copies of such reports furnished to us, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to Insiders were complied with except that Alan Missroon was late filing one form to report an option grant.



ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation paid or to be paid by CorVu, as well as certain other compensation, paid or accrued, during each of CorVu's last three fiscal years to the Chief Executive Officer and to the other executive officers whose total annual salary and bonus paid or accrued during fiscal year 2000 exceeded $100,000.

                                                                                  Long Term Compensation
                                                                           -------------------------------------
                                                                                    Awards             Payouts
                                                                           -------------------------- ----------
                                                                           Restricted    Securities
                                                                              Stock      Underlying     LTIP         All Other
Name and Principal           Fiscal          Annual Compensation             Awards       Options      Payouts     Compensation
    Position                  Year    Salary ($)    Bonus ($)   Other($)        ($)          (#)         ($)            ($)
-------------------------    -----   ----------   ----------    ------    -------------  --------    ---------     ----------
Justin M. MacIntosh (1)(2)    2000   442,640          --          --            --        843,750        --             --
  Chairman and Chief          1999   412,000          --          --            --           --          --             --
  Executive Officer           1998   300,800          --          --            --         56,250        --             --

David C. Carlson              2000   115,000        52,000        --            --         90,000        --             --
  Chief Financial             1999   100,000          --          --            --         45,000        --             --
  Officer                     1998    84,240        10,530                      --         45,000        --             --

Alan M. Missroon              2000   150,000        80,000        --            --         53,750        --             --
  Vice President              1999   124,500          --          --            --         11,250        --             --
  Marketing                   1998   114,500        25,020        --            --           --          --             --


(1)   Includes salary from CorVu Australasia Pty. Ltd.
(2) $192,500 of this amount has not been paid to Mr. MacIntosh as of June 30, 2000.

Option Grants During 2000 Fiscal Year

     The following table provides information regarding stock options granted during fiscal 2000 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                         Percent of Total
                      Number of Shares   Options Granted  Exercise or
                     Underlying Options    to Employees   Base Price  Expiration
Name                   Granted  (1)       in Fiscal Year   Per Share    Date
----                 ------------------ ----------------- ----------  ----------
Justin M. MacIntosh    675,000 (1)           28.98%         $1.33      06/30/06
                       168,750 (2)            7.25%         $2.53      07/11/06

David C. Carlson        33,750 (1)            1.45%         $2.53      07/11/06
                        56,250 (1)            2.42%         $1.78      11/30/06

Alan M. Missroon        33,750 (1)            1.45%         $2.53      07/11/06
                        20,000 (1)            0.86%         $3.00      05/12/07

(1) Such option is exercisable in three equal annual installments commencing on the date of grant.

(2)  Such option was immediately exercisable on the date of grant.

Option Exercises During 2000 Fiscal Year and Fiscal Year-End Option Values

     No options were exercised by the named executive officers during fiscal 2000. The following table provides information related to the number and value of options held at June 30, 2000:

                       Number of Securities
                     Underlying Unexercised      Value of Unexercised In-the-
                    Options at Fiscal Year End  Money Options at Fiscal Year End(1)
Name                Exercisable   Unexercisable  Exercisable     Unexercisable
----                -----------   -------------  -----------     -------------
Justin M. MacIntosh     450,000    450,000         $157,781          $315,563
David C. Carlson        202,500     45,000         $114,243           $ 8,480
Alan M. Missroon        178,750     31,250         $  2,827                 0

(1) Value is calculated on the basis of the difference between the option exercise price and $2.03125, the average of the closing bid and ask price on June 30, 2000, as quoted on the OTC Bulletin Board.

Employment Agreements

     Effective July 1, 1999, CorVu entered into a three-year employment agreement with Justin M. MacIntosh. Pursuant to the agreement, Mr. MacIntosh will serve as our Chairman, President and Chief Executive Officer. During the term of the agreement, Mr. MacIntosh will be paid annual base salaries of $330,000 for the first employment year, $380,000 for the second and $420,000 for the third employment year. He was also granted options to purchase a total of 675,000 shares of our Company's common stock at $1.33 per share, with 225,000 of these options vesting at the beginning of each employment year. Mr. MacIntosh will participate in any retirement, welfare and other benefit program our Company provides for its executive officers. Mr. MacIntosh will receive payments in the amount of at least 9 monthly installments of the base salary in effect at the time of termination if we terminate his employment without cause. Mr. MacIntosh is subject to certain confidentiality and non-compete provisions under the agreement.

     Effective July 15, 1996, CorVu entered into a one-year employment agreement with David Carlson that was amended as of July 20, 1998. Pursuant to the agreement Mr. Carlson will serve as our Chief Financial Officer. The term of the agreement is automatically renewed for successive one-year periods unless the agreement has been terminated earlier. Mr. Carlson currently receives an annual base salary in the amount of $115,000 and additional 25% quarterly bonus payments, based on attaining quarterly business plan profits and his personal performance. Mr. Carlson will participate in any retirement, welfare and other benefit program our Company provides for its executive officers. Both parties to the agreement can terminate the agreement without cause upon 60 days prior written notice. Mr. Carlson is subject to certain confidentiality provisions under the agreement.

     Effective January 2, 1997, CorVu entered into a one-year employment agreement with Alan M. Missroon. Pursuant to the agreement Mr. Missroon will serve as our Vice President of Marketing. The agreement is automatically renewed for successive one year terms unless terminated earlier. Mr. Missroon receives an annual base salary of $150,000 and additional bonuses, based on our profits. In addition, Mr. Missroon was granted options to purchase a total of 112,500 shares of stock of our company at $2.53 all of which have been vested. Mr. Missroon will participate in any retirement, welfare and other benefit program our Company provides for its executive officers. If we terminate his employment without cause, Mr. Missroon will receive his base salary for a period of three months after the date of termination, with an additional one month of base pay added for each year of employment up to a maximum of six months. Mr. Missroon is subject to certain confidentiality and non-compete provisions under the agreement.


Directors' Compensation

     Directors who are not employees of CorVu are currently compensated at the rate of $900 per month plus $900 for each Board meeting attended and $500 for each committee meeting attended. In addition, on July 21, 2000, each nonemployee director received a five-year nonqualified option to purchase 10,000 shares at an exercise price of $2.50 per share, which was the market value of CorVu's common stock on the date of grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as of September 30, 2000 concerning the beneficial ownership of our Company's common stock by (i) each director of the company, (ii) each executive officer named in the Summary Compensation Table, (iii) the persons known by us to own more than 5% of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

Name or                           Number of Shares         Percent of Common
Identity of Group                 Beneficially Owned       Stock Outstanding(1)
------------------                ------------------       -----------------
David C. Carlson (2) (3)                   209,166                1.1%
Ismail Kurdi (2)(4)                      1,303,188                6.6%
Justin M. MacIntosh (2) (5)              9,667,673               46.0%
James L. Mandel (2) (6)                    252,968                1.3%
Alan M. Missroon (2) (7)                   185,416               *(8)%
Directors and executive officers
 as a group(9)                          11,618,411               53.7%
Opella Holdings Limited (10) (11)        8,295,907               41.0%
Troy Rollo (12) (13)                     1,122,183                5.7%
Rollosoft Pty Ltd (12) (14)              1,080,558                5.5%
Dominic K.K. Sum(10)(15)                 8,295,907               41.0%

(1) The percentages are calculated on the basis of 19,509,654 outstanding shares of CorVu common stock. In addition, for each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

(2)  Address: 3400 W. 66th Street, Suite 445, Edina, MN 55435.

(3) Mr. Carlson's beneficial ownership consists of 209,166 shares of common stock which may be purchased upon exercise of currently exercisable options.

(4) Mr. Kurdi's beneficial ownership includes 117,563 warrants and 10,000 shares which may be purchased upon exercise of currently exercisable options.

(5) Mr. MacIntosh's beneficial ownership includes (i) 7,541,733 shares and 754,174 warrants registered in the name of Barleigh Wells Limited (see also footnotes 10 and 11), (ii) 115,537 shares and 11,554 warrants held by Blamac Holdings Limited, (iii) 739,012 shares of common stock which may be purchased upon exercise of currently exercisable options and warrants held by Mr. MacIntosh, and (iv) 81,420 shares of common stock and 8,142 warrants held by Mr. MacIntosh's spouse. Mr. MacIntosh disclaims beneficial ownership of the shares and warrants registered in the name of his spouse.

(6) Mr. Mandel's beneficial ownership includes (i) 59,872 shares which may be purchased upon exercise of currently exercisable options and warrants held by Mr. Mandel and (ii) 40,350 shares and 4,035 warrants held by Mr. Mandel's spouse. Mr. Mandel disclaims beneficial ownership of the shares and warrants registered in the name of his spouse.

(7) Mr. Missroon's beneficial ownership consists of 185,416 shares of common stock issuable under currently exercisable stock options.

(8)  Below 1%.

(9) Includes 2,415,809 shares which may be purchased upon exercise of currently exercisable options and warrants.

(10) Address: c/o Tempio Corporate Consultants Limited, Suite 701, 7/F, 6-8 Pottinger Street, Central, HONG KONG.

(11) Opella Holdings Limited as trustee of The Asia Pacific Technology Trust is the beneficial owner of (i) 7,541,733 shares of common stock registered in the name of Barleigh Wells Limited as street name holder, and (ii) warrants to purchase 754,174 shares of common stock. Opella Holdings Limited shares beneficial ownership of the shares with Mr. MacIntosh (see footnote 5) and Mr. Sum (see footnote 15).

(12) Address: C/-Crispin & Jeffery, Level 2, 57 Grosvenor Street, Neutral Bay NSW 2089, AUSTRALIA.

(13) Mr. Rollo's beneficial ownership includes (i) 982,325 shares of common stock held by Rollosoft Pty. Limited, (ii) warrants to purchase 98,233 shares of common stock held by Rollosoft Pty. Limited, and (iii) 41,625 shares of common stock issuable under currently exercisable stock options.

(14) Mr. Rollo is the sole shareholder, director and officer of Rollosoft Pty. Limited. Rollosoft Pty. Limited's beneficial ownership includes warrants to purchase 98,233 shares of common stock held by Rollosoft Pty. Limited.

(15) Mr. Sum is the sole shareholder of Opella Holdings Limited (see footnote
     11). The director of Opella Holdings Limited is Pio Services Limited whose sole shareholder is Tempio Group of Companies Limited which in turn is wholly owned by Mr. Sum. Pio Services Limited has two directors, one of which is Mr. Sum.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Edward Adams, a director of CorVu until September 29, 2000, is a principal of Jon Adams Financial Co., L.L.P., and president and chief executive officer of Equity Securities Investments, Inc., a registered broker-dealer. Jon Adams Financial Co., L.L.P. received for its services in connection with the merger of CorVu and Minnesota American, Inc., $47,500 plus 389,031 shares of common stock and warrants to purchase additional 185,572 shares of CorVu common stock. Equity Securities Investments, Inc. received a commission of 7.5% plus a non-accountable expense allowance of 1% on most of the security sales and financing transactions of CorVu since November 1999. In March and April 2000, CorVu sold 100,000 shares of common stock and warrants to purchase 30,000 shares of common stock, at exercise prices ranging from $4 to $7, to four accredited investors for a total purchase price of $400,000. Equity Securities Investments, Inc. received a commission of 7.5% for these sales and a warrant to purchase up to 30,000 shares of common stock, at exercise prices ranging from $4 to $7.

     On May 28, 1999, David Carlson, the Chief Financial Officer and a director of CorVu, and his wife Cynthia loaned CorVu $300,000. Interest payable was based upon a bank index rate plus 2%. CorVu paid the promissory note in full on December 13, 1999. On March 31, 2000, Mr. Carlson and his wife loaned CorVu $300,000. Interest payable is based upon a bank index rate plus 2%. In June 2000, CorVu repaid $50,000 and in August 2000 repaid $50,000. We intend to repay the remaining principal plus interest as soon as funds are available.

     One of the directors of CorVu, Ismail Kurdi, advanced to CorVu money at an interest rate of 5% per annum on numerous occasions in fiscal 1997, fiscal 1998 and fiscal 1999. Mr. Kurdi advanced $150,000 on June 26, 1997, $200,000 on October 28, 1997, and $250,000 on December 26, 1997. CorVu paid amounts of $80,000 each back to Mr. Kurdi on January 27, 1998 and February 27, 1998. Mr. Kurdi loaned $150,000 to CorVu on November 27, 1998, so that as of December 31, 1998, CorVu owed Mr. Kurdi the principal amount of $590,000 and interest totaling $29,489. Mr. Kurdi advanced $200,000 to CorVu on February 26, 1999 and $30,000 on April 14, 1999. As of June 30, 1999, outstanding loans from Mr. Kurdi to CorVu totaled $820,000. Mr. Kurdi and CorVu agreed to convert the amount of $790,000 into CorVu common stock, at a per share price of $2, effective June 30, 1999. On October 13, 1999, Mr. Kurdi advanced $150,000 to CorVu. On December 13, 1999, CorVu paid $30,000 to Mr. Kurdi. As of December 31, 1999, the principal amount of $150,000 was outstanding, as well as interest in the amount of $49,975. On January 31, 2000, we paid the principal of $150,000 back to Mr. Kurdi. In April 2000, Mr. Kurdi exercised warrants at $.01 per share and we reduced the amount of interest owing by the exercise price ($2,750).

     Justin M. MacIntosh, the Chairman, President, Chief Executive Officer of CorVu and one of our Directors, and Australian companies controlled by him (Core Music Group and Blamac Holdings Limited) advanced money to, and received money advances from our Australian subsidiary on a regular basis. As of the end of fiscal year 2000, our Australian subsidiary owed Blamac $16,472, owed CorVu Pty Ltd. $47,819, and has advanced Deltech $2,256. We intend to settle these amounts as soon as possible.

     Pierce A. McNally, a director of CorVu until September 26, 2000, is a 20% shareholder of LAC, Inc. which bought LockerMate, Inc. from Minnesota American, Inc. prior to the merger of Minnesota American, Inc. with CorVu. The sale of LockerMate, Inc. was one of the conditions for the closing of the merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORVU CORPORATION


Dated:  October 13, 2000              By: /s/ Justin M. MacIntosh
                                         Justin M. MacIntosh, Chief Executive
                                         Officer

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints JUSTIN
M. MACINTOSH and DAVID C. CARLSON as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title                               Date

/s/ Justin M. MacIntosh                     October 13, 2000
Justin M. MacIntosh, Chairman of the
Board, President and Chief Executive
Officer (principal executive officer)

/s/ David C. Carlson                        October 13, 2000
David C. Carlson, Chief Financial
Officer and Director (principal
financial and accounting officer)

/s/ I. Kurdi                                October 13, 2000
Ismail Kurdi, Director

                                            October ___, 2000
James L. Mandel, Director

                                            October ___, 2000
Alan Missroon, Director

                                CORVU CORPORATION
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 2000 FISCAL YEAR


Exhibit
Number                          Description

  2 Agreement and Plan of Reorganization between CorVu Corporation and Minnesota American, Inc. dated as of November 17, 1999--incorporated by reference to Exhibit 2 to Registrant's Form 10-SB, File No. 000-29299

  3.1 Articles of Incorporation of the Registrant as amended to date--incorporated by reference to Exhibit 3.1 to Registrant's Form 10-SB, File No. 000-29299

  3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB, File No. 000-29299

  4 Rights of Holders of Series A Convertible Preferred Stock--see Article 3 of Articles of Incorporation (Exhibit 3.1)

  10.1 Subscription Agreement and Letter of Investment Intent, dated April 27, 1999, from Ismail Kurdi, accepted by CorVu Corporation, to Purchase 150,000 Shares of Common Stock and Warrants to Purchase 150,000 Shares of Common Stock of CorVu Corporation, including Warrant to Ismail Kurdi to Purchase 150,000 Shares of Common Stock of CorVu Corporation--incorporated by reference to Exhibit 10.1 to Registrant's Form 10-SB, File No. 000-29299

  10.2 Subscription Agreement and Letter of Investment Intent, dated June 30, 1999, from Ismail Kurdi, accepted by CorVu Corporation, to Purchase 125,000 Shares of Common Stock and Warrants to Purchase 125,000 Shares of Common Stock of CorVu Corporation, including Warrant to Ismail Kurdi to Purchase 125,000 Shares of Common Stock of CorVu Corporation--incorporated by reference to Exhibit 10.2 to Registrant's Form 10-SB, File No. 000-29299

  10.3 Subscription Agreement and Letter of Investment Intent, dated June 30, 1999, from Ismail Kurdi to Subscribe for 395,000 Shares of Common Stock of CorVu Corporation in full satisfaction and payment of cash advances--incorporated by reference to Exhibit 10.3 to Registrant's Form 10-SB, File No. 000-29299

  10.4* Employment Agreement between Registrant and Justin MacIntosh, dated July 1, 1999--incorporated by reference to Exhibit 10.4 to Registrant's Form 10-SB, File No. 000-29299

  10.5* Employment Agreement between Registrant and David C. Carlson, dated July 15, 1996 and amended July 20, 1999--incorporated by reference to
          Exhibit 10.5 to Registrant's Form 10-SB, File No. 000-29299

  10.6* Employment Agreement between Registrant and Alan M. Missroon, dated January 2, 1997--incorporated by reference to Exhibit 10.6 to Registrant's Form 10-SB, File No. 000-29299

  10.7 Sublease Agreement between Arcadia Financial Ltd. and CorVu North America for premises at 3400 West 66th Street, Edina, Minnesota; and Consent to Subletting of Premises, given by Landlord United Properties Investment Company--incorporated by reference to Exhibit 10.7 to Registrant's Form 10-SB, File No. 000-29299

  10.8 Commercial Lease between Viestall Pty. and CorVu Australasia Pty. Ltd., dated April 15, 1999, for the premises at Level 4, 1 James Place, North Sydney--incorporated by reference to Exhibit 10.8 to Registrant's Form 10-SB, File No. 000-29299

  10.9 Underlease between Michael John Haynes, Raymond John Evans, Terrance Guy Hawker and CorVu PLC and CorVu Corporation for premises at Craven House, 40 Uxbridge Road, London W5--incorporated by reference to
          Exhibit 10.9 to Registrant's Form 10-SB, File No. 000-29299

  10.10 Loan Agreement between CorVu Australasia Pty Ltd, CorVu North America, Inc., CorVu PLC and Integral Business Finance Pty. Limited--incorporated by reference to Exhibit 10.10 to Registrant's Form 10-SB, File No. 000-29299

  10.11 Specific and Floating Charge / Deed of Charge between CorVu Australasia Pty Ltd. and Integral Business Finance Pty.
          Limited--incorporated by reference to Exhibit 10.11 to Registrant's Form 10-SB, File No. 000-29299

  10.12 Letter Agreement between CorVu Corporation and Jon Adams Financial Co., L.L.P., dated 12 May, 1999, as amended October 27,
          1999--incorporated by reference to Exhibit 10.12 to Registrant's Form 10-SB, File No. 000-29299

  10.13 Bridge Loan Agreement dated as of November 15, 1999 between CorVu Corporation and Gildea Management Company - The Network Funds, including Subordinated Unsecured Convertible Promissory Note for $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of November 15, 1999--incorporated by reference to Exhibit 10.13 to Registrant's Form 10-SB, File No. 000-29299

  10.14 Bridge Loan Agreement dated as of November 15, 1999 between CorVu Corporation and Calton, Inc., including Subordinated Unsecured Convertible Promissory Note for $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of November 15, 1999--incorporated by reference to Exhibit 10.14 to Registrant's Form 10-SB, File No. 000-29299

  10.15*  CorVu Corporation 1996 Stock Option Plan, as amended through
          November 30, 1999 and approved by the shareholders at their meeting on January 13, 2000--incorporated by reference to Exhibit 10.15 to Registrant's Form 10-SB, File No. 000-29299

  10.16* Minnesota American, Inc. 1993 Stock Incentive Plan as amended and approved by the shareholders at their meeting on January 30, 1996--incorporated by reference to Exhibit 10.16 to Registrant's Form 10-SB, File No. 000-29299

  21 Subsidiaries of the Registrant--incorporated by reference to Exhibit 22 to Registrant's Form 10-SB, File No. 000-29299

  23      Consent of Independent Auditors

  24      Power of Attorney (contained on Signature Page of this Form 10-KSB)

  27      Financial Data Schedule (filed in electronic format only)


     * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.