Form 10QSB
period 2000-09-30
CORVU CORP
filed 2000-11-14
CIK 1103341

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.
                                Yes           No X

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class: Common Stock, par value $.01 per share
             Outstanding shares as of November 10, 2000: 19,542,166

                                CorVu Corporation
                              Index to Form 10-QSB



PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Balance Sheets at September 30, 2000
                  (unaudited) and June 30, 2000                                2

                  Consolidated Statements of Cash Flows (unaudited) for the three month periods ended September 30, 2000 and
                  1999                                                         3

                  Consolidated Statements of Operations (unaudited) for
                  the three month periods ended September 30, 2000 and 1999    4

                  Notes to Unaudited Consolidated Financial Statements         5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            9

         Item 2.  Changes in Securities and Use of Proceeds                    9

         Item 3.  Default Upon Senior Securities                              10

         Item 4.  Submission of Matters to a Vote of Security Holders         10

         Item 5.  Other Information                                           10

         Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                                    10

EXHIBIT INDEX                                                                 11

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements
                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                September 30, 2000 (Unaudited) and June 30, 2000
                                                                                  September 30,
                                                                                       2000                   June 30,
                                           Assets                                  (Unaudited)                  2000
                                                                               -----------------------   ----------------------

Current assets:
      Cash and cash equivalents                                              $               71,098                    46,745
      Trade accounts receivable, net of allowance for doubtful
      accounts of $287,000 and $305,000, respectively                                     2,639,518                 4,263,681
      Prepaid expenses and other                                                            229,007                   183,352
                                                                               -----------------------   ----------------------

              Total current assets                                                        2,939,623                 4,493,778
Property and equipment, net                                                                 150,044                   168,163
                                                                               -----------------------   ----------------------

                                                                             $            3,089,667                 4,661,941
                                                                               =======================   ======================
                            Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable                                                       $            2,417,936                 2,516,200
      Accrued compensation and related costs                                              2,399,079                 2,179,220
      Deferred revenue                                                                    2,675,933                 2,550,192
      Accrued interest                                                                       52,871                    51,211
      Other accrued expenses                                                                278,253                   350,121
      Due to affiliates                                                                     121,985                    79,440
      Notes payable                                                                         546,023                   599,147
      Director advances                                                                     319,064                   314,384
                                                                               -----------------------   ----------------------

              Total current liabilities                                                   8,811,144                 8,639,915
                                                                               -----------------------   ----------------------

Stockholders' deficit:
    Undesignated, 24,000,000 shares                                                              --                        --
      Series A convertible preferred stock, par value $10 per share;
        1,000,000 shares authorized; 200 shares issued and outstanding                        2,000                     2,000
      Common stock, $0.01 par value; 75,000,000 shares authorized;
        19,518,097 and 19,509,660 shares issued and outstanding                             195,181                   195,097
      Additional paid-in capital                                                         15,734,449                15,577,033
      Accumulated deficit                                                               (21,613,233)              (19,331,991)
      Deferred compensation                                                                (433,100)                 (688,050)
      Foreign currency translation adjustment                                               393,226                   267,937
                                                                               ------------------------------------------------

              Total stockholders' deficit                                                (5,721,477)               (3,977,974)
                                                                               -----------------------   ----------------------

              Total liabilities and stockholders' deficit                    $            3,089,667                 4,661,941
                                                                               =======================   ======================

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)

              Three Month Periods Ended September 30, 2000 and 1999


                                                                                                2000                      1999
                                                                                         -------------------   --------------------

Cash flows from operating activities:
    Net loss                                                                           $      (2,281,242)              (1,163,208)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                               12,210                    9,030
      Warrants and stock options                                                                 404,950                  300,000
      Changes in operating assets and liabilities:
         Accounts receivable                                                                   1,651,325                   (9,767)
         Other current assets                                                                     (3,110)                   4,728
         Accounts payable                                                                        (86,624)                  38,992
         Accrued compensation                                                                    231,499                  219,863
         Deferred revenue                                                                        152,901                   19,452
         Accrued interest                                                                          1,660                   17,956
         Other accrued expenses                                                                  (71,868)                 246,262
                                                                                         -------------------   --------------------

              Net cash provided by (used in) operating activities                                 11,701                 (316,692)
                                                                                         -------------------   --------------------

Cash flows from investing activities:
    Capital expenditures                                                                              --                  (10,973)
                                                                                         -------------------   --------------------

              Net cash used in investing activities                                                   --                  (10,973)
                                                                                         -------------------   --------------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of costs                                               7,500                   25,000
    Collection of stock subscription receivable                                                       --                  250,000
    Borrowings on notes payable-director                                                          54,680                       --
    Repayment on notes payable-director                                                          (50,000)                      --
                                                                                         -------------------   --------------------

              Net cash provided by financing activities                                           12,180                  275,000

Effect of exchange rate changes on cash                                                              472                   33,386
                                                                                         -------------------   --------------------

              Net increase (decrease) in cash and cash equivalents                                24,353                  (19,279)

Cash and cash equivalents at beginning of period                                                  46,745                   31,335
                                                                                         -------------------   --------------------

Cash and cash equivalents at end of period                                             $          71,098                   12,056
                                                                                         ===================   ====================

See accompanying notes to unaudited consolidated financial statements.


                                           CORVU CORPORATION AND SUBSIDIARIES

                                  Consolidated Statements of Operations (unaudited)

                            For the Three Month Periods Ended September 30, 2000 and 1999

                                                                                           2000               1999
                                                                                     -----------------  ---------------
Revenues:
    Software                                                                       $        909,463         1,740,720
    Maintenance, consulting, and other                                                    1,537,766         1,219,680
                                                                                     -----------------  ---------------

            Total revenues                                                                2,447,229         2,960,400
                                                                                     -----------------  ---------------

Operating costs and expenses:
    Cost of maintenance, consulting, and other                                              898,776           590,289
    Product development                                                                     295,376           231,113
    Sales and marketing                                                                   1,823,687         1,717,929
    General and administrative                                                            1,681,978         1,529,165
                                                                                     -----------------  ---------------

            Total operating expenses                                                      4,699,817         4,068,496
                                                                                     -----------------  ---------------

            Operating loss                                                               (2,252,588)       (1,108,096)

Interest expense, net                                                                       (28,654)          (55,112)
                                                                                     -----------------  ---------------

            Net loss                                                               $     (2,281,242)       (1,163,208)
                                                                                     =================  ===============

Loss per common share--basic and diluted                                           $          (0.12)            (0.07)

Weighted average shares--basic and diluted                                               19,515,621        16,583,805


See accompanying notes to unaudited consolidated financial statements.

                       CorVu Corporation and Subsidiaries

    Notes to Unaudited Consolidated Financial Statements For the Three Month
                   Periods Ended September 30, 2000 and 1999


(1)      Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements of CorVu Corporation and Subsidiaries have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

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

(b)      Stockholders' Deficit

         Equity accounts have been adjusted to reflect the conversion of shares in connection with the reverse merger with Minnesota American, Inc. using a conversion rate of 1.125 to 1. This conversion has also been reflected in the calculation of weighted average shares and resulting net loss per share for the three-month periods ended September 30, 2000 and 1999.

     (c) Net Loss per Common Share

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the exercise of dilutive stock options and warrants. The dilutive effect of stock options and warrants is computed using the average market price of the Company's stock during each period under the treasury stock method. In periods where losses have occurred, options and warrants are considered anti-dilutive and thus have not been included in the diluted loss per common share calculations.

     (d) Reclassifications

         Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(4)      Comprehensive Income

         Comprehensive income and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

                                         For the Three        For the Three
                                         Months Ended         Months Ended
                                         September 30, 2000   September 30, 1999

         Net Loss                        $  (2,281,242)       $     (1,163,208)

         Other comprehensive loss:

         Foreign currency translation

                  Adjustment                   125,289                  75,023
                                         --------------       ------------------

         Total comprehensive loss        $  (2,155,953)       $     (1,088,185)
                                         --------------       ------------------



(5)      Liquidity

         The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2000, the Company incurred an operating loss of $8,146,221 and used $3,868,637 of cash in operating activities. Subsequently, for the three-month period ended September 30, 2000, the Company incurred an operating loss of $2,252,588. As of September 30, 2000, the Company had an accumulated deficit of $21,613,233, total stockholders' deficit of $5,721,477, and negative working capital of $5,871,521. In addition, as of November 14, 2000, due to inadequate funds, the Company has not paid the outstanding principal on the note payable discussed in Note 6, that was due on December 16, 1999 or the outstanding principal on director advances discussed in Note 7 and, has not remitted approximately $800,000 of employee and employer payroll taxes.

         Going forward the Company must raise additional cash either through raising additional capital or through profits from operations. During the year ended June 30, 2000, the Company raised capital of $4,754,393.

         Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay past due debts and fund the Company's future operations.

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

(6)      Note Payable

         In February 1998, the Company entered into a loan agreement in the amount of approximately $927,000 with a third party lender. During fiscal 1999, the Company borrowed an additional $480,000. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 3%, with interest due monthly. On September 30, 2000 and June 30, 2000 the interest rates were 6.34% and 6.28%, respectively. The outstanding principal balance became due on December 15, 1999. During fiscal 2000, the Company made principal payments totaling approximately $808,000. The outstanding balance of approximately $546,000 remains unpaid and the Company continues discussions with the lender regarding repayment of the remaining balance.

(7)      Director Advances

         The Company has received interest-bearing and non-interest bearing advances from certain directors of the Company. Interest rates on interest-bearing advances vary from 5.0% to 11.5% as of September 30, 2000. These amounts are classified as current liabilities as the Company anticipates paying the amounts during the year ending June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Month Periods Ended September 30, 2000 and 1999

REVENUES:

Total revenue for the three-month period ended September 30, 2000 decreased $513,171 (17%) compared to the same period a year ago.

Software and license fee revenues decreased $831,257 (48%) from $1,740,720 for the three-month period ended September 30, 1999 to $909,463 for the three-month period ended September 30, 2000. CorVu's management believes several factors are responsible for this. CorVu continues to refine its sales and marketing strategy, in order to become a seller of comprehensive business software offerings. This change in strategy required a retooling and retraining of the current salesforce and has resulted in extended sales cycles. In addition, included in the revenue figure for the three-month period ended September 30, 1999 was a significant sale to a European partner in the amount of approximately $400,000 that was not repeated again in the current fiscal quarter.

Maintenance, consulting and other revenues increased by $318,086 (26%), from $1,219,680 for the three-month period ended September 30, 1999 to $1,537,766 for the three-month period ended September 30, 2000. This was due to the employment of additional service professionals to meet the demands of the increased customer base for both consulting and training services. In addition, annual maintenance fees continued to increase in line with the increased customer base.

OPERATING EXPENSES:

Operating expenses increased by $631,321 (16%) for the three-month period ended September 30, 2000, from the same period last year.

Cost of maintenance, consulting and other expenses increased $308,487 (52%) and product development costs increased $64,263 (28%) for the three-month period ended September 30, 2000, from the same period last year. These increases were primarily caused by the employment of additional professionals in both the consulting and training services, as well as in the research and development area.

Sales and marketing expenses increased $105,758 (6%) for the three-month period ended September 30, 2000, from the same period last year, due to the higher number of employees working in that sector and other factors such as higher expenditures for marketing including advertising, production of new marketing materials to support the change in the sales and marketing strategy, and participation in trade show activities.

General and administrative expenses increased $152,813 (10%) for the three-month period ended September 30, 2000, from the same period last year. This increase was caused by increased professional service fees such as legal, accounting and other services associated with being a publicly-held company.

INTEREST EXPENSE, NET:

Interest expense, net decreased $26,458 (48%) for the three-month period ended September 30, 2000, compared to the same period last year. This was due to the balance on the note payable, which decreased from $1,365,000 as of September 30, 1999 to $546,000 as of September 30, 2000.

NET LOSSES:

CorVu incurred net losses of $2,281,242 and $1,163,208 for the three-month periods ended September 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $24,353 during the three-month period ended September 30, 2000 from $46,745 as of June 30, 2000 to $71,098 as of September 30, 2000. Net cash provided by operating activities was $11,701 for the period ended September 30, 2000. This was caused by the collection of accounts receivable balances existing as of June 30, 2000. Net cash provided by financing activities was $12,180 for the period ended September 30, 2000. Proceeds from the sale of common stock were $7,500, representing the exercise of employee stock options. During the three-month period ended September 30, 2000, the Company received borrowings from a director of $54,680 and repaid director loans in the amount of $50,000.

CorVu's management intends to undertake one or several of the following activities: (1) continue to increase CorVu's revenues from software licenses and other revenue sources; (2) increase the level of indebtedness; (3) solicit additional equity investment in the Company; (4) reduce operating costs, as deemed necessary, in the event the sales of product licenses and / or additional equity or debt financing do not generate adequate proceeds. Since June 2000, CorVu has reduced operating expenses to bring them in line with current revenues by closing non-strategic offices and by a general workforce reduction. CorVu's management believes that these activities will generate sufficient cash flows to sustain CorVu's operations for the foreseeable future.

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


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         During the quarter ended September 30, 2000, the Company made the following sales of unregistered securities:

         (a) In August 2000, in connection with the exercise of a stock option by an employee, the Company sold 8,437 shares of Common Stock at a price of $0.89 per share. The sale of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 701 thereunder. A restrictive securities legend has been placed on the certificate representing such shares.

         (b) In September 2000, in connection with the exercise of a stock option by an employee, the Company sold 23,625 shares of Common Stock at a price of $0.89 per share and sold 450 shares of Common Stock at a price of $2.67 per share. The sale of such shares was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 701 thereunder. A restrictive securities legend has been placed on the certificate representing such shares.

Item 3.  Default Upon Senior Securities.

         The Company is in default on a loan agreement with a third party lender. For details see Part I, Item 1., footnote 6 to Unaudited Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) See Exhibit Index on page following Signatures.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORVU CORPORATION


Date:  November ____, 2000                  By    /s/ David C. Carlson
                                                  David C. Carlson
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

                                CORVU CORPORATION
                                   FORM 10-QSB
                      FOR QUARTER ENDED SEPTEMBER 30, 2000


Exhibit Number        Description

         27           Financial Data Schedule (filed in electronic format only)