Form 10QSB
period 2000-12-31
CORVU CORP
filed 2001-02-14
CIK 1103341

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  _X_  No  ___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  CLASS: COMMON STOCK, PAR VALUE $.01 PER SHARE
              OUTSTANDING SHARES AS OF FEBRUARY 8, 2001: 19,607,166

                                CORVU CORPORATION
                              INDEX TO FORM 10-QSB

                                                                                                            Page
                                                                                                            ----
PART I FINANCIAL INFORMATION...................................................................................2

   Item 1.   Financial Statements..............................................................................2

      Consolidated Balance Sheets December 31, 2000 (Unaudited) and June 30, 2000..............................2

      Consolidated Statements of Cash Flows (Unaudited) Six Month Periods Ended December 31,
      2000 and 1999............................................................................................3

      Consolidated Statements of Operations (Unaudited) Three and Six Month Periods Ended
      December 31, 2000 and 1999...............................................................................4

      Notes to Unaudited Consolidated Financial Statements For the Three and Six Month
      Periods Ended December 31, 2000 and 1999.................................................................5

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............9

PART II OTHER INFORMATION.....................................................................................12

   Item 1.  Legal Proceedings.................................................................................12

   Item 2.  Changes in Securities and Use of Proceeds.........................................................12

   Item 3.  Default Upon Senior Securities....................................................................12

   Item 4.  Submission of Matters to a Vote of Security Holders...............................................12

   Item 5.  Other Information.................................................................................12

   Item 6.  Exhibits and Reports on Form 8-K..................................................................12

SIGNATURES....................................................................................................13


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 December 31, 2000 (Unaudited) and June 30, 2000

                                                                             DECEMBER 31,       JUNE 30,
                                      ASSETS                                     2000             2000
                                                                           -----------------  --------------
Current assets:
    Cash and cash equivalents                                              $        175,080          46,745
    Trade accounts receivable, net of allowance for doubtful
      accounts of $162,000 and $305,000, respectively                             2,672,449       4,263,681
    Prepaid expenses and other                                                      245,951         183,352
                                                                           -----------------  --------------
            Total current assets                                                  3,093,480       4,493,778
Property and equipment, net                                                         139,820         168,163
                                                                           -----------------  --------------
                                                                           $      3,233,300       4,661,941
                                                                           =================  ==============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                       $      2,848,561       2,516,200
    Accrued compensation and related costs                                        1,917,595       2,179,220
    Deferred revenue                                                              2,564,127       2,550,192
    Accrued interest                                                                 51,148          51,211
    Other accrued expenses                                                          703,945         350,121
    Due to affiliates                                                                61,940          79,440
    Notes payable                                                                   530,066         599,147
    Director advances                                                               477,041         314,384
                                                                           -----------------  --------------
            Total current liabilities                                             9,154,423       8,639,915
                                                                           -----------------  --------------

Stockholders' deficit:
    Undesignated, 24,000,000 shares                                                       -               -
    Series A convertible preferred stock, par value $10 per share;
      1,000,000 shares authorized; 200 shares issued and outstanding                  2,000           2,000
    Common stock, $0.01 par value; 75,000,000 shares authorized;
      19,607,166 and 19,509,660 shares issued and outstanding                       195,972         195,097
    Additional paid-in capital                                                   16,028,783      15,577,033
    Accumulated deficit                                                         (22,112,949)    (19,331,991)
    Deferred compensation                                                          (375,600)       (688,050)
    Foreign currency translation adjustment                                         340,671         267,937
                                                                           -----------------  --------------
            Total stockholders' deficit                                          (5,921,123)     (3,977,974)
                                                                           -----------------  --------------
            Total liabilities and stockholders' deficit                    $      3,233,300       4,661,941
                                                                           =================  ==============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

               Six Month Periods Ended December 31, 2000 and 1999

                                                                              2000                 1999
                                                                     ---------------------   ------------------
Cash flows from operating activities:
    Net loss                                                         $         (2,780,958)          (3,022,568)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                26,349               21,032
      Warrants and stock options granted                                          483,761              645,186
      Salary forgiven by executive                                                241,586                    -
      Changes in operating assets and liabilities:
        Accounts receivable                                                     1,650,901             (103,935)
        Other current assets                                                      (62,599)             119,081
        Accounts payable                                                          344,824               88,575
        Accrued compensation and related costs                                   (271,436)             248,533
        Deferred revenue                                                           14,458              189,705
        Accrued interest                                                              (63)              17,957
        Other accrued expenses                                                    367,092              127,603
        Due to affiliates                                                         (17,500)                   -
                                                                     ---------------------   ------------------
              Net cash used in operating activities                                (3,585)          (1,668,831)
                                                                     ---------------------   ------------------

Cash flows from investing activities:
    Capital expenditures                                                                -              (39,187)
                                                                     ---------------------   ------------------
              Net cash used in investing activities                                     -              (39,187)
                                                                     ---------------------   ------------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of costs                               39,728            1,459,752
    Collection of subscription receivable                                               -              250,000
    Borrowings on notes payable                                                         -              500,000
    Repayment on notes payable                                                    (69,081)                   -
    Borrowings on notes payable-director                                          212,657                    -
    Repayment on notes payable-director                                           (50,000)            (293,006)
    Other                                                                           1,994              (14,750)
                                                                     ---------------------   ------------------
              Net cash provided by financing activities                           135,298            1,901,996
Effect of exchange rate changes on cash                                            (3,378)               2,601
                                                                     ---------------------   ------------------
              Net increase in cash and cash equivalents                           128,335              196,579
Cash and cash equivalents at beginning of period                                   46,745               31,335
                                                                     ---------------------   ------------------
Cash and cash equivalents at end of period                           $            175,080              227,914
                                                                     =====================   ==================

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

          Three and Six Month Periods Ended December 31, 2000 and 1999

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                     2000               1999               2000              1999
                                               ---------------  -----------------  -----------------  ----------------
Revenues:
   Software                                    $    1,191,693          1,925,582          2,101,156         3,666,302
   Maintenance, consulting, and other               2,015,414          1,143,578          3,553,180         2,363,258
                                               ---------------  -----------------  -----------------  ----------------

           Total revenues                           3,207,107          3,069,160          5,654,336         6,029,560
                                               ---------------  -----------------  -----------------  ----------------

Operating costs and expenses:
   Cost of maintenance, consulting, and other         799,475            958,545          1,698,251         1,548,834
   Product development                                301,317            248,741            596,693           479,854
   Sales and marketing                              1,232,366          2,131,185          3,056,053         3,849,114
   General and administrative                       1,347,279          1,282,122          3,029,257         2,811,287
                                               ---------------  -----------------  -----------------  ----------------

           Total operating expenses                 3,680,437          4,620,593          8,380,254         8,689,089
                                               ---------------  -----------------  -----------------  ----------------

           Operating loss                            (473,330)        (1,551,433)        (2,725,918)       (2,659,529)

Interest expense, net                                 (26,386)          (307,927)           (55,040)         (363,039)
                                               ---------------  -----------------  -----------------  ----------------

           Net loss                            $     (499,716)        (1,859,360)        (2,780,958)       (3,022,568)
                                               ===============  =================  =================  ================

Loss per common share-basic and diluted        $        (0.03)             (0.11)             (0.14)            (0.18)

Weighted average shares-basic and diluted          19,567,864         17,041,430         19,541,742        16,812,617

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH
                    PERIODS ENDED DECEMBER 31, 2000 AND 1999

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

         (b)      STOCKHOLDERS' DEFICIT

                  Equity accounts have been adjusted to reflect the conversion of shares in connection with the reverse merger with Minnesota American, Inc. using a conversion rate of 1.125 to 1. This conversion has also been reflected in the calculation of weighted average shares and resulting net loss per share for the three and six-month periods ended December 31, 2000 and 1999.

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

(4)      COMPREHENSIVE INCOME

         Comprehensive income and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

                                             Three Months Ended                    Six Months Ended
                                             ------------------                    ----------------
                                       December 31,       December 31,        December 31,      December 31,
                                           2000              1999                2000              1999
                                    -----------------  -----------------   -----------------  -----------------
  Net Loss                              $(499,716)       $(1,859,360)       $(2,780,958)      $(3,022,568)
  Other comprehensive loss:
  Foreign currency translation
     adjustment                           (52,555)           (37,624)            72,734            37,399
                                        ----------       ------------       ------------      ------------
  Total comprehensive loss              $(552,271)       $(1,896,984)       $(2,708,224)      $(2,985,169)
                                        ==========       ============       ============      ============

(5)      LIQUIDITY

         The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended

         June 30, 2000, the Company incurred an operating loss of $8,146,221 and used $3,868,637 of cash in operating activities. Subsequently, for the six-month period ended December 31, 2000, the Company incurred an operating loss of $2,725,918. As of December 31, 2000, the Company had an accumulated deficit of $22,112,949, total stockholders' deficit of $5,921,123, and negative working capital of $6,060,943. In addition, as of February 14, 2001, due to inadequate funds, the Company has not paid the outstanding principal on the note payable discussed in Note 6, that was due on December 15, 1999 or the outstanding principal on director advances discussed in Note 7 and has not remitted approximately $800,000 of employee and employer payroll taxes.

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

(6)      NOTE PAYABLE

         In February 1998, the Company entered into a loan agreement in the amount of approximately $927,000 with a third party lender. During fiscal 1999, the Company borrowed an additional $480,000. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 3%, with interest due monthly. On December 31, 2000 and June 30, 2000 the interest rates were 6.32% and 6.28%, respectively. The outstanding principal balance became due on December 15, 1999. During fiscal 2000, the Company made principal payments totaling approximately $808,000. For the six-month period ended December 31, 2000, the Company has repaid approximately $69,000. The remaining balance of approximately $530,000 remains unpaid and the Company continues discussions with the lender regarding repayment.

(7)      DIRECTOR ADVANCES

         The Company has received interest-bearing and non-interest bearing advances from certain directors of the Company. Interest rates on interest-bearing advances vary from 5.0% to 11.0% as of December 31, 2000. These amounts are classified as current liabilities as the Company anticipates paying the amounts during the year ending June 30, 2001. On January 10, 2001, the Company entered into a term loan with one director concerning one of the advances. The Company has agreed to a fixed repayment schedule on this loan as follows: $25,000 on February 15, 2001, $50,000 on March 15, 2001,
         $50,000 on April 15, 2001 and $75,000 on May 15, 2001.

(8)      AMENDED EMPLOYMENT AGREEMENT

         On January 1, 2001, the Company reached an agreement regarding an amendment to the employment agreement with its chief executive officer. Retroactive to July 1, 2000, the executive's base compensation was reduced to $180,000 from $380,000 per year. In addition, the executive will receive bonus compensation based on the achievement of certain pre-determined audited annual earnings before interest and taxes. As part of this amendment, the executive agreed to forgive compensation owed as of December 31, 2000 of approximately $242,000. This amount has been recorded in the period ended December 31, 2000 as a credit to Additional Paid-in Capital. During the six-month period ended December 31, 2000, the Company has recorded salary expense of $90,000 to the chief executive officer, an amount that was never paid and was subsequently forgiven.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2000
                           VERSUS DECEMBER 31, 1999

REVENUES:

Total revenue for the three and six-month periods ended December 31, 2000 increased 4% and decreased 6%, respectively, compared to the same periods a year ago.

Software revenues decreased $733,889 (38%) and decreased $1,565,146 (43%) for the three and six-month periods ended December 31, 2000, respectively, from the same periods last year. CorVu's management believes several factors are responsible for these variances.

     1. During the past year, CorVu has conducted a realignment of its sales efforts, focusing all energies on its key markets - mid-market ERP users, vertical industry analytical applications and, of course, balanced scorecard solutions. In line with this focus, was an adjustment to the sales organization that has yielded a cooperative sales model consisting of both inside and outside sales personnel.
     2. The Company has also made adjustments to its geographic expansion policy, adopting a more partner-centric model. This adjustment results in less operating costs including fewer salespeople and office locations.
     3. The first two items required some changes in the skill set and staffing levels of the Company's sales force that dictated a staff reduction. The Company is in the process of making these changes.

While these proactive items have had a temporary negative effect on new license revenue, they have clearly had a positive impact on the bottom line performance over the past six months. Further, these adjustments have refocused the Company on its target markets.

Maintenance, consulting and other revenues increased $871,836 (76%) and increased $1,189,922 (50%), for the three and six-month periods ended December 31, 2000, respectively, from the same periods last year, due to the employment of additional service professionals to meet the demands of the increased customer base for both consulting and training services. In addition, annual maintenance fees continued to increase in line with the increased customer base.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $940,156 (20%) and decreased $308,835 (4%) for the three and six-month periods ended December 31, 2000, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses decreased $159,070 (17%) and increased $149,417 (10%) for the three and six-month periods ended December 31, 2000, respectively, from the same periods last year. The decrease for the three-month period was caused by variances experienced in the North American region as follows:
(1) a temporary decrease in the number of personnel on staff and (2) a decrease in the utilization of outside contractors. The increase for the six-month period was due to the overall increase in the number of employees needed to handle the increased demand for consulting and training services around the world.

Product development costs increased $52,576 (21%) and $116,839 (24%) for the three and six-month periods ended December 31, 2000, respectively, from the same periods last year. These increases were caused by the employment of additional product developers to continue product improvement initiatives.

Sales and marketing expenses decreased $898,819 (42%) and decreased $793,061 (21%) for the three and six-month periods ended December 31, 2000, respectively, from the same periods last year, due to the lower number of employees working in that sector (as discussed above under Software and license revenue) and other factors such as lower expenditures for remote sales offices, travel expenses, reduction of middle sales management staff, advertising, production of marketing materials, and participation in trade show activities.

General and administrative expenses increased $65,157 (5%) and increased $217,970 (8%) for the three and six-month periods ended December 31, 2000, respectively, from the same periods last year. Increases are the result of the accrual of penalties and interest on unpaid payroll taxes as well as higher costs being incurred that are associated with being a publicly-held company such as legal, accounting and stock transfer agent fees.

INTEREST EXPENSE, NET:

Interest expense, net decreased $281,541 (91%) and decreased $307,999 (85%) for the three and six-month periods ended December 31, 2000, respectively, compared to the same periods last year. In November 1999, the Company entered into two loan agreements with third parties totaling $500,000. The agreement allowed the holder to convert the debt into common stock at any time at a conversion rate of $1.78 per share. In addition, the loan was automatically convertible into common stock upon the closing of the merger with Minnesota American, Inc. The loan agreements also called for the issuance of warrants to purchase up to 506,250 shares of common stock at an exercise price of $.01 per share. The decrease in interest expense, net was caused by the recording of approximately $317,000 of non-cash interest expense charges related to this debt instrument during the period ending December 31, 1999. The non-cash charges were required to (1) reflect the difference between the $1.78 per share conversion price included within the agreements and $3 per share, the Company's estimate of the fair value of the stock on the date of issuance and, (2) reflect the fair value of the warrants attached to the debt instrument using the Black-Scholes pricing model over the period the bridge loan was outstanding. The loan was converted to common stock on January 14, 2000.

NET LOSSES:

CorVu Corporation incurred net losses of $499,716 and $2,780,958 for the three and six-month periods ended December 31, 2000, respectively, compared to net losses of

$1,859,360 and $3,022,568 for the three and six-month periods ended December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased by $128,335 during the six-month period ended December 31, 2000 from $46,745 as of June 30, 2000 to $175,080 as of December 31, 2000. Net cash used in operating activities was $3,585 for the six-month period ended December 31, 2000. This was caused by the net loss during the period as discussed above. Net cash provided by financing activities was $135,298 for the six-month period ended December 31, 2000. Proceeds from the sale of common stock were $39,728, net of costs. In addition, during the six-month period ended December 31, 2000, the Company repaid approximately $69,000 of an existing note payable. Additionally, the Company received borrowings from a director of approximately $213,000 and repaid director loans in the amount of $50,000.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         On November 10, 2000, the Company

         (i) issued 10,000 shares of Common Stock, having a fair market value of $.40 per share, to an accredited investor in consideration of the waiver by such investor of prior registration rights;

         (ii) issued 30,000 shares of Common Stock, having a fair market value of $.40 per share, to an accredited investor in payment of finders fees; and

         (iii) sold 25,000 shares of Common Stock at a price of $.40 per share to an accredited investor.

         In connection with the issuance of such shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. A restrictive securities legend has been placed on the certificates representing such shares.

Item 3.  Default Upon Senior Securities.

         The Company is in default on a loan agreement with a third party lender. For details see Part I, Item 1., footnote 6 to Unaudited Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:  None

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORVU CORPORATION



Date:  February 14, 2001            By     /s/ David C. Carlson
                                      ------------------------------
                                             David C. Carlson
                                             Chief Financial Officer