Form 10QSB
period 2001-03-31
CORVU CORP
filed 2001-05-15
CIK 1103341

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (X) QUARTERLY REPORT UNDER SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                    Yes  X   No
                                       -----   -----

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  CLASS: COMMON STOCK, PAR VALUE $.01 PER SHARE
                OUTSTANDING SHARES AS OF MAY 11, 2001: 20,157,781

                                CORVU CORPORATION
                              INDEX TO FORM 10-QSB


                                                                                                        Page
                                                                                                        ----
PART I FINANCIAL INFORMATION..............................................................................3

   ITEM 1.    FINANCIAL STATEMENTS........................................................................3

      Consolidated Balance Sheets March 31, 2001 (unaudited) and June 30, 2000............................3

      Consolidated Statements of Cash Flows (Unaudited)  Nine Month Periods Ended
      March 31, 2001 and 2000.............................................................................4

      Consolidated Statements of Operations (unaudited) For the Three and Nine
      Month Periods Ended March 31, 2001 and 2000.........................................................5

      Notes to Unaudited Consolidated Financial Statements For the Three and
      Nine Month Periods Ended March 31, 2001 and 2000....................................................6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS......................................................................10

PART II OTHER INFORMATION................................................................................12

   Item 1.  Legal Proceedings............................................................................12

   Item 2.  Changes in Securities and Use of Proceeds....................................................13

   Item 3.  Default Upon Senior Securities...............................................................13

   Item 4.  Submission of Matters to a Vote of Security Holders..........................................13

   Item 5.  Other Information............................................................................14

   Item 6.  Exhibits and Reports on Form 8-K.............................................................14

SIGNATURES...............................................................................................15



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                  March 31, 2001 (unaudited) and June 30, 2000


                                                                                  (UNAUDITED)        2000
                                                                          -----------------------------------
                              ASSET
Current assets:
    Cash and cash equivalents                                             $           230,213       46,745
    Trade accounts receivable, net of allowance for doubtful
       accounts of $107,000 and $305,000, respectively                              1,841,155    4,263,681
    Prepaid expenses and other                                                        293,903      183,352
                                                                          -----------------------------------
            Total current assets                                                    2,365,271    4,493,778
Property and equipment, net                                                           122,008      168,163
                                                                          -----------------------------------
                                                                          $         2,487,279    4,661,941
                                                                          ===================================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                      $         2,555,044    2,516,200
    Accrued compensation                                                            2,066,370    2,179,220
    Deferred revenue                                                                2,194,467    2,550,192
    Accrued interest                                                                   14,012       51,211
    Other accrued expenses                                                            618,441      350,121
    Due to affiliates                                                                  56,082       79,440
    Notes payable                                                                     363,285      599,147
    Director advances                                                                 634,338      314,384
                                                                          -----------------------------------
              Total current liabilities                                             8,502,039    8,639,915
                                                                          -----------------------------------
Stockholders' deficit:
    Undesignated, 24,000,000 shares                                                        --           --
    Series A convertible preferred stock, par value $10 per share;
       1,000,000 shares authorized; 200 shares issued and outstanding                   2,000        2,000
    Common stock, $0.01 par value; 25,000,000 shares authorized;
       20,157,781 and 19,509,660 shares issued and outstanding                        201,578      195,097
    Additional paid-in capital                                                     16,149,874   15,577,033
    Accumulated deficit                                                           (22,445,276) (19,331,991)
    Deferred compensation                                                            (375,600)    (688,050)
    Foreign currency translation adjustment                                           452,664      267,937
                                                                          -----------------------------------
            Total stockholders' deficit                                            (6,014,760)  (3,977,974)
                                                                          -----------------------------------
            Total liabilities and stockholders' deficit                     $       2,487,279    4,661,941
                                                                          ===================================


See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                Nine Month Periods Ended March 31, 2001 and 2000


                                                                            2001          2000
                                                                        ------------  ----------
Cash flows from operating activities:

   Net loss                                                             $ (3,113,285) (6,269,679)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                           38,434      37,873
      Warrants and stock options granted                                     497,582   2,128,741
      Salary forgiven by executive                                           241,586          --
      Changes in operating assets and liabilities:
         Accounts receivable                                               2,664,555     188,444
         Other current assets                                               (110,551)    (35,000)
         Accounts payable                                                     43,253     477,149
         Accrued compensation                                               (125,658)    (60,555)
         Deferred revenue                                                   (401,772)    136,973
         Accrued interest                                                    (37,199)     20,423
         Other accrued expenses                                              298,773     110,580
         Due to affiliates                                                   (23,358)         --
                                                                        ------------  ----------
              Net cash used in operating activities                          (27,640) (3,265,051)
                                                                        ------------  ----------
Cash flows from investing activities:

   Capital expenditures                                                           --     (47,794)
                                                                        ------------  ----------
              Net cash used in investing activities                               --     (47,794)
                                                                        ------------  ----------
Cash flows from financing activities:

   Proceeds from sale of common stock, net of costs                          152,604   3,379,301
   Collection of stock subscription receivable                                    --     250,000
   Borrowings on notes payable                                                    --     500,000
   Repayment on notes payable                                               (235,862)   (600,000)
   Borrowings on notes payable-director                                      371,950     300,000
   Repayment on notes payable-director                                      (118,706)   (450,000)
   Other                                                                      74,431     (77,648)
                                                                        ------------  ----------
              Net cash provided by financing activities                      244,417   3,301,653
Effect of exchange rate changes on cash                                      (33,309)        (70)
                                                                        ------------  ----------
              Net increase (decrease) in cash and cash equivalents           183,468     (11,262)
Cash and cash equivalents at beginning of period                              46,745      31,335
                                                                        ------------  ----------
Cash and cash equivalents at end of period                             $     230,213      20,073
                                                                        ============  ==========


See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)

       For the Three and Nine Month Periods Ended March 31, 2001 and 2000


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                           MARCH 31,         MARCH 31,      MARCH 31,       MARCH 31,
                                             2001              2000           2001            2000
                                       ---------------     ------------     ----------      ----------
Revenues:
   Software                            $     1,363,253        1,506,089      3,464,409       5,172,391
   Maintenance, consulting, and other        1,617,228        1,574,403      5,170,408       3,937,660
                                       ---------------     ------------     ----------      ----------
              Total revenues                 2,980,481        3,080,492      8,634,817       9,110,051
                                       ---------------     ------------     ----------      ----------
Operating costs and expenses:
   Cost of maintenance, consulting,
   and other                                   794,173          853,230      2,492,424       2,402,064
   Product development                         281,953          280,095        878,646         759,949
   Sales and marketing                       1,223,277        2,484,025      4,279,330       6,333,139
   Costs of merger                                  --        1,429,339             --       1,429,339
   General and administrative                  950,181        1,193,588      3,979,438       4,004,875
                                       ---------------     ------------     ----------      ----------
              Total operating expenses       3,249,584        6,240,277     11,629,838      14,929,366
                                       ---------------     ------------     ----------      ----------
              Operating loss                  (269,103)      (3,159,785)    (2,995,021)     (5,819,315)

Interest expense, net                          (63,224)         (87,325)      (118,264)       (450,364)
                                       ---------------     ------------     ----------      ----------
              Net loss                 $      (332,327)      (3,247,110)    (3,113,285)     (6,269,679)
                                       ===============     ============     ==========      ==========
Loss per common share--basic and
diluted                                $         (0.02)           (0.19)         (0.16)          (0.50)

Weighted average shares--basic and
diluted                                     19,692,823       16,686,091     19,589,524      12,589,954


See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE
                   MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

                       CORVU CORPORATION AND SUBSIDIARIES

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

         (b)    STOCKHOLDERS' DEFICIT

                Equity accounts have been adjusted to reflect the conversion of shares in connection with the reverse merger with Minnesota American, Inc. using a conversion rate of 1.125 to 1. This conversion has also been reflected in the calculation of weighted average shares and resulting net loss per share for the three and nine-month periods ended March 31, 2001 and 2000.

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

         (d)    RECLASSIFICATIONS

                Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

(4)           COMPREHENSIVE INCOME

              Comprehensive income and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:


                                      Three Months Ended                     Nine Months Ended
                                      ------------------                     -----------------
                                 March 31,          March 31,          March 31,           March 31,
                                    2001              2000                2001                2000
                                    ----              ----                ----                ----
Net loss                        $(332,327)         $(3,247,110)        $(3,113,285)        $(6,269,679)
Other comprehensive loss:
Foreign currency translation
  adjustment                      111,993               87,599             184,727             124,998
                                ---------               ------             -------             -------
Total comprehensive loss        $(220,334)         $(3,159,511)        $(2,928,558)        $(6,144,681)
                                =========         ============        ============        ============

(5)           LIQUIDITY

              The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2000, the Company incurred an operating loss of $8,146,221 and used $3,868,637 of cash in operating activities. Subsequently, for the nine-month period ended March 31, 2001, the Company incurred an operating loss of

              $2,995,021. As of March 31, 2001, the Company had an accumulated deficit of $22,445,276, total stockholders' deficit of $6,014,760, and negative working capital of $6,136,768. In addition, as of May 15, 2001, due to inadequate funds, the Company has not paid the outstanding principal on the note payable discussed in Note 6, that was due on December 15, 1999, has not paid the outstanding principal on director advances discussed in Note 7 and, has not remitted past due payroll taxes as discussed in Note 9.

              Going forward the Company must raise additional cash either through raising additional capital or through profits from operations. During the year ended June 30, 2000, the Company raised capital of $4,504,393.

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

(6)           NOTE PAYABLE

              In February 1998, the Company entered into a loan agreement in the amount of approximately $927,000 with a third party lender. During fiscal 1999, the Company borrowed an additional $480,000. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 3%, with interest due monthly. On March 31, 2001 and June 30, 2000 the interest rates were 5.79% and 6.28%, respectively. The outstanding principal balance became due on December 15, 1999. During fiscal 2000, the Company made principal payments totaling approximately $808,000. For the nine-month period ended March 31, 2001, the Company has repaid approximately $236,000. The remaining balance of approximately $363,000 remains unpaid. The Company has agreed to make regular monthly payments of $50,000 on April 30 and May 31, 2001, increasing to $100,000 on June 30, 2001, with the balance due on July 31, 2001.

 (7)     DIRECTOR ADVANCES

              The Company has received interest-bearing advances from certain directors of the Company. Interest rates on interest-bearing advances vary from 5.0% to 10.0% as of March 31, 2001. On January 10, 2001, the Company entered into a term loan with one director concerning one of the advances. The Company agreed to a fixed repayment schedule on this loan as follows: $50,000 on May

              15, 2001 and $75,000 on June 15, 2001, fully satisfying the balance outstanding under the note of $125,000. These amounts are classified as current liabilities as the Company anticipates paying the amounts during the coming twelve months.

(8)      AMENDED EMPLOYMENT AGREEMENT

              On January 1, 2001, the Company reached an agreement regarding an amendment to the employment agreement with its chief executive officer. As of that date, the executive's base compensation was reduced to $180,000 from $380,000 per year. In addition, the executive will receive bonus compensation based on the achievement of certain pre-determined audited annual earnings before interest and taxes. As part of this amendment, the executive agreed to forgive compensation owed as of December 31, 2000 of approximately $242,000. This amount has been recorded in the period ended December 31, 2000 as a credit to Additional Paid-in Capital. During the six-month period ended December 31, 2000, the Company has recorded salary expense of $90,000 to the chief executive officer, an amount that was never paid and was subsequently forgiven. As of May 15, 2001, due to inadequate funds, the Company owed the executive $45,000 under the amended agreement for services rendered since January 1, 2001.

(9)      INSTALLMENT AGREEMENT WITH INTERNAL REVENUE SERVICE

              On March 29, 2001, the Company entered into an installment agreement with the Internal Revenue Service regarding the repayment of past due payroll taxes, penalties and interest. As of that date, the amount due under this agreement was approximately $931,000. The agreement calls for monthly payments of $100,000 on April 15, 2001, $50,000 on May 15, 2001, $100,000 on June 15,
              2001, $200,000 on July 15, 2001 and $100,000 on the fifteenth of each month thereafter, with any remaining balance being due on January 15, 2002. As of May 15, 2001, all payments called for under the agreement have been made. In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company's assets. This lien will be removed once all payments under the agreement are made.

(10)     LITIGATION

              In April 2001, the Company and its officers and directors were served a lawsuit brought by certain shareholders that purchased securities from the Company in November 1999 and January 2000. The lawsuit claims that Company officials knowingly provided false and misleading information regarding the historical and future financial performance of the Company, which induced them to make these investments, which totaled approximately $1.5 million. The case is being handled by the Company's attorney and its insurance carrier. The Company believes it has adequate defenses against these claims.

              In April 2001, the Company was served a lawsuit brought by a vendor in the State of New York concerning the balance due them of approximately $976,000. The Company is not in dispute of this balance. In addition, the lawsuit claims damages are due in the amount of approximately $146,000 for payment of collection costs. The Company counter-claims that this amount cannot be legally changed and thus, has not recorded such amount in the accompanying financial statements. The Company has retained local counsel and is in the process of responding to the case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2001
                              VERSUS MARCH 31, 2000

REVENUES:

Total revenue for the three and nine-month periods ended March 31, 2001 decreased 3% and decreased 5%, respectively, compared to the same periods a year ago.

Software revenues decreased $142,836 (9%) and decreased $1,707,982 (33%) for the three and nine-month periods ended March 31, 2001, respectively, from the same periods last year. These figures do not reflect additional contractual committments representing almost $300,000. Although CorVu has issued an invoice in this amount, based on consultation with its auditors, CorVu will recognize it as revenue upon receipt of payment.

Over the past nine months, CorVu has conducted a realignment of its sales efforts, focusing all energies on its key markets - mid-market ERP users, vertical industry analytical applications and, of course, balanced scorecard solutions. In line with this focus was an adjustment to the sales organization that has yielded a cooperative sales model consisting of both inside and outside sales personnel. CorVu has also made adjustments to its geographic expansion policy, adopting a more partner-centric model. This adjusted sales model requires less operating costs including fewer salespeople and office locations.

While these proactive items may have had a temporary negative effect on new license revenue, they have clearly had a positive impact on the bottom line performance over the past nine months (see discussion of Operating Costs and Expenses below). Further, these adjustments have refocused the Company on its target markets.

Maintenance, consulting and other revenues increased $42,825 (3%) and increased $1,232,748 (31%), for the three and nine-month periods ended March 31, 2001, respectively, from the same periods last year, due to increasing demands for both consulting and training services. In addition, annual maintenance fees continued to increase in line with the increased customer base.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $2,990,693 (48%) and decreased $3,299,528 (22%) for the three and nine-month periods ended March 31, 2001, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses decreased $59,057 (7%) and increased $90,360 (4%) for the three and nine-month periods ended March 31, 2001, respectively, from the same periods last year. Although CorVu has experienced strong revenue performance from this area, it has been able to maintain costs at comparable levels over prior periods.

Product development costs increased $1,858 (1%) and $118,697 (16%) for the three and nine-month periods ended March 31, 2001, respectively, from the same periods last year. These increases were caused by the employment of additional software engineers to continue product improvement initiatives.

Sales and marketing expenses decreased $1,260,748 (51%) and decreased $2,053,809 (32%) for the three and nine-month periods ended March 31, 2001, respectively, from the same periods last year, due to the lower number of employees working in that sector (as discussed above under Software and license revenue) from 74 salespeople as of March 31, 2000 to 39 salespeople as of March 31, 2001. Other factors, such as lower expenditures for remote sales offices and travel expenses, reduction of middle sales management staff, advertising, and general marketing activities, also contributed to the reduced expenditure levels in this area.

Costs of merger decreased $1,429,339 (100%) for both the three and nine-month periods ended March 31, 2001. One-time costs were incurred in January 2000 as a result of the merger with Minnesota American, Inc.

General and administrative expenses decreased $243,407 (20%) and $25,437 (1%) for the three and nine-month periods ended March 31, 2001, respectively, from the same periods last year. Decreases experienced during the three-month period resulted from the changes in personnel discussed above, as well as the restructuring of the CEO's employment contract, which occurred in January 2001, which lowered his annual salary from $330,000 to $180,000 per year.

INTEREST EXPENSE, NET:

Interest expense, net decreased $24,101 (28%) and decreased $332,100 (74%) for the three and nine-month periods ended March 31, 2001, respectively, compared to the same periods last year. In November 1999, the Company entered into two loan agreements with third parties totaling $500,000. The agreement allowed the holder to convert the debt into common stock at any time at a conversion rate of $1.78 per share. In addition, the loan was automatically convertible into common stock upon the closing of the merger with Minnesota American, Inc. The loan agreements also called for the issuance of warrants to purchase up to 506,250 shares of common stock at an exercise price of $.01 per share. The decrease in interest expense, net was caused by the recording of approximately $317,000 of non-cash interest expense charges related to this debt instrument during the period ending December 31, 1999. The non-cash charges were required to (1) reflect the difference between the $1.78 per share conversion price included within the agreements and $3 per share, the Company's estimate of the fair value of the stock on the date of issuance and, (2) reflect the fair value of the warrants attached to the debt instrument using the Black-Scholes pricing model over the period the bridge loan was outstanding. The loan was converted to common stock on January 14, 2000.

NET INCOME (LOSS):

CorVu Corporation incurred net losses of $332,327 and $3,113,285 for the three and nine-month periods ended March 31, 2001, respectively, compared to net losses of $3,247,111 and $6,269,679 for the three and nine-month periods ended March 31, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased by $183,468 during the nine-month period ended March 31, 2001 from $46,745 as of June 30, 2000 to $230,213 as of March 31, 2001. Net cash used in operating activities was $27,640 for the nine-month period ended March 31, 2001. This was caused by the net loss during the period as discussed above. Net cash provided by financing activities was $244,417 for the nine-month period ended March 31, 2001. Proceeds from the sale of common stock were $152,604, net of costs. In addition, during the nine-month period ended March 31, 2001, the Company repaid approximately $236,000 of an existing note payable. Additionally, the Company received borrowings from a director of approximately $372,000 and repaid director loans in the amount of approximately $119,000.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

                  In April 2001, the Company and its officers and directors were served a lawsuit brought by Calton, Inc. ("Calton") and Gildea Management Company ("Gildea") in the Superior Court of New Jersey, Monmouth County. Calton and Gildea purchased securities from the Company in November 1999 and January 2000. The lawsuit claims that Company officials knowingly provided false and misleading information regarding the historical and future financial performance of the Company, which induced them to make these investments, which totaled approximately $1.5 million. Calton and Gildea are seeking damages in an unspecified amount or, in the alternative, rescission of the stock purchase agreements. The case is being handled by the Company's attorney and its insurance carrier. The Company believes it has adequate defenses against these claims.

         In April 2001, the Company was served a lawsuit brought by American Express Travel Related Services Company, Inc. in the Supreme Court of the State of New York, County of New York. The plaintiff is seeking payment of the balance due them of approximately $976,000. The Company is not in dispute of this balance. The Company has retained local counsel and is in the process of responding to the case.

Item 2.  Changes in Securities and Use of Proceeds.

         On February 15, 2001, the Company issued an aggregate of 550,615 shares of Common Stock, having a fair market value of $.205 per share, to three directors and officers in consideration of the satisfaction of obligations of the Company for the payment of directors' fees, travel expenses, interest on advances and accrued bonuses. In connection with the issuance of such shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. A restrictive securities legend has been placed on the certificates representing such shares.

Item 3.  Default Upon Senior Securities.

         The Company is in default on a loan agreement with a third party lender. For details see Part I, Item 1., footnote 6 to Unaudited Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of the Company's shareholders was held on February 21, 2001.

         (b) At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 14,664,541 shares in favor, with 666,051 shares against, 17,800 shares abstaining and 0 shares represented by broker nonvotes.

         (c) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:


Nominee                      Number of Votes For       Number of Votes Withheld
-------                      -------------------       ------------------------
David C. Carlson             14,709,927                638,465
Ismail Kurdi                 14,572,927                775,465
Justin M. MacIntosh          14,709,927                638,465
James L. Mandel              14,736,861                611,531
Alan M. Missroon, Jr.        14,553,147                795,245


         (d) The Company's 2001 Employee Stock Purchase Plan was approved by a vote of 12,894,872 shares in favor, with 227,397 shares against, 45,850 shares abstaining and 2,180,273 shares represented by broker nonvotes.

         (e) A 500,000 share increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan was approved by a vote of 12,201,281 shares in favor, with 916,488 shares against, 50,350 shares abstaining and 2,180,273 shares represented by broker nonvotes.

         (f) The selection of KPMG LLP as the Company's independent auditors for the current fiscal year was approved by a vote of 14,681,594 shares in favor, with 124,700 shares against, 542,098 shares abstaining and 0 shares represented by broker nonvotes.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: None

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORVU CORPORATION



Date:  May 11, 2001             By     /s/ David C. Carlson
                                   ---------------------------------------
                                             David C. Carlson
                                          Chief Financial Officer