Form 10KSB
period 2001-06-30
CORVU CORP
filed 2001-10-15
CIK 1103341

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ------------------------

                                   FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

             Securities registered pursuant to Section 12(g) of the
                          Exchange Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $12,151,063

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 15, 2001 was approximately $797,000 based upon the closing price of the Registrant's Common Stock on such date.

There were 20,157,781 shares of Common Stock outstanding as of September 15, 2001.

                           ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one).  YES     NO   X
                                                               ---      ---


================================================================================

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

      Minnesota American, Inc. was incorporated in Minnesota as J.B. Goodhouse on September 29, 1983. On April 28, 1988, it changed its name to Lockermate Corporation, and on October 20, 1992 it changed its name to Minnesota American, Inc. The principal assets of Minnesota American, Inc. consisted of the capital stock of its subsidiaries, LockerMate Corporation and Favorite Memories, Inc. The shares of Minnesota American, Inc. were quoted on the Over-the-Counter Bulletin Board (OTCBB) of the National Association of Securities Dealers (NASD) under the symbol "MNAC."

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

      Informative visual reports created with the help of the graphical analysis module may include:

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

      Our CorVu WebServer is designed to give access to each of these applications via the worldwide web. From a Windows browser users can access the various CorVu products to track overall performance with the Balanced Scorecard, access Executive Alerts, produce queries and reports, perform OnLine Analytical Processing (OLAP) analysis, interrogate business forecasts and to provide "what-if" scenarios.

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

      CorVu Intelligent Scheduler - is designed to enable users to effectively manage when their queries and reports will run. This allows users to have repetitive reports - such as monthly financial statements - run automatically at predetermined intervals.

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

      While each of these stages may be required in varying degrees, we company attempt to provide customized services to our customers to make the implementation of our products a success.

MAINTENANCE AGREEMENTS

      We also provide support services to customers with "Software Maintenance Agreements." Such customers are entitled to:

      -  New Versions of CorVu Software
      -  Help Desk Support Services
      -  Online Support Services

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

      OUR SALES OFFICES - Our subsidiaries have sales offices in the U.S. in Atlanta, Minneapolis and Dallas. In Europe, our sales offices are located in London, Rotterdam and Munich. Sales offices for the Asian-Pacific region have been established in Sydney, Melbourne and Auckland. Direct sales activities are concentrated on Fortune 2000 accounts.

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

      DISTRIBUTORS - CorVu distributors are companies that sell technology into geographic regions where CorVu has no physical presence. Currently we have distributors located in Brazil, the Czech Republic, Indonesia, Mexico, Norway, the Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Sri Lanka, and Thailand. Our subsidiaries typically grant to their distributors the non-exclusive license to sell the software products specified in the distributor agreement and to grant sublicenses for the use of such software. The fees a distributor has to pay are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice. The agreement may be entered into for a five year term; termination usually requires cause such as nonperformance.

      ALLIANCE PARTNERS - Our "Alliance Partners" are companies that provide both technology and management consulting and implementation services but typically do not actually sell software. They recommend CorVu products as a service to their clients. The Alliance Partners often provide great influence into large corporate sales. Smaller regional alliances with such firms also provide influence into smaller and mid-size companies in the partner's locale. Such Alliance Partners maintain no financial relationship with CorVu in that they do not receive fees in exchange for their recommendations. The Partners benefit from such recommendations because we will, if the occasion arises, refer management consulting services to them.

      CorVu Associate Partners (CAPs)- Our CAPs act as independent contractors, working in a self-determined territory on a commission-only basis. Targeted candidates will bring with them a strong background in CorVu's key markets, like ERP systems and the Balanced Scorecard methodology. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts with CorVu's solutions.

      Historically, approximately 10% of our annual revenues have been received through distributors, and 32% through VARs. Alliance Partners and CAPs - as a group and on an individual basis - do not currently account for a quantifiable part of our business.

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

      To the best knowledge of our management, the most recent analysis of the market for Business Intelligence (BI) Software is Dataquest's "Business Intelligence Software Market Share: 1998," published July 19, 1999. That study predicts that the market for such software will develop as follows:

BUSINESS INTELLIGENCE FIVE-YEAR FORECAST (MILLIONS OF U.S. DOLLARS)



--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------
BI CATEGORY                         1998      1999       2000       2001        2002       2003        CAGR(%)
--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------
Query Reporting & OLAP             910.8     1086.6     1363.7     1681.5      2058.1     2465.6         22.0
--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------
Advanced BI Device Tools           572.3      734.8      991.3     1316.4      1714.0     2183.6         30.7
--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------
BI Applications                    603.2      879.1     1267.6     1765.3      2408.6     3186.0         39.5
--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------
Data Mining                         60.2      73.8       67.9       63.1        57.5       52.4          -2.7
--------------------------------- --------- ---------- ---------- ---------- ----------- ---------- ---------------
Total BI                           2146.5    2774.4     3690.6     4826.3      6238.3     7887.6         29.7
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

(v)    Our Customers

       Over 3,000 customers worldwide have licensed CorVu products. These include companies like Citibank, American Express, Ford Motor Company, St. Jude Medical, Hilton Hotels, Prudential Insurance, AB Nynas Petroleum, Federal Express, CVS Pharmacy, Merck, British Customs and Excise, Australia Dept of Veterans Affairs and US Census 2000. The most revenue that any single customer or partner has contributed to CorVu on an annual basis is about 6%. In the past, several of our customers have ordered additional software and services. These additional orders have occurred within a non-predictable time frame, that is, from a few months of the original order up to a few years after that order. The additional orders typically have been either (a) the addition of users for new projects, departments, divisions etc. within a given customer, or (b) the purchase of new products as these become available. Our management estimates that such repeat business accounts for approximately 5% of our annual license revenues.

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

       Contracts under which we license the use and/or sale of our products include confidentiality clauses to protect our products and any information in connection with them as trade secrets.

(vii)  Research and Development Activities

       In fiscal 2000, we incurred a total amount of $1,064,141 on research and development activities, and in fiscal 2001, a total of $1,257,855. None of these costs was borne directly by any customer.

(viii) Our Employees

       As of June 30, 2001, we employed 96 people in our Company and our subsidiaries around the world. Thirty-three of these employees worked in Sales and Marketing, 33 provided professional services such as training and general product assistance, 17 worked in product development and 13 provided general administrative services. All of our employees are working full-time.

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

      The major regional centers of our subsidiaries are located in Sydney (Australia) and London (Great Britain). Total monthly rental payments for the Sydney office amount to about $8,700 and for the London office to approximately $6,400. These amounts are subject to variations due to the applicable exchange rates. The lease agreements vary concerning terms and conditions, and are subject to the applicable local law.


ITEM 3.     LEGAL PROCEEDINGS

      In April 2001, the Company and its officers and directors were served a lawsuit brought by Calton, Inc. ("Calton") and Gildea Management Company ("Gildea") in the Superior Court of New Jersey, Monmouth County. After removal to federal court, the case was transfered to the United States District Court, District of Minnesota. Calton and Gildea purchased securities from the Company in November 1999 and January 2000. The lawsuit claims that Company officials knowingly provided false and misleading information regarding the historical and future financial performance of the Company to the shareholders, which induced them to make these investments, which totaled approximately $1.5 million. Calton and Gildea are seeking damages in an unspecified amount or, in the alternative, rescission of the stock purchase agreements. The case is being handled by the Company's attorney and its insurance carrier. The Company believes it has meritorious defenses against these claims.

      In April 2001, the Company was served a lawsuit brought by American Express Travel Related Services Company, Inc. in the Supreme Court of the
State of New York, County of New York. The plaintiff is seeking payment of the balance due them of approximately $976,000. While the Company does not dispute the underlying liability, it does dispute certain aspects of the claim. The Plaintiff has filed a motion for summary judgment and the Company is preparing its response. The Company has retained local counsel to assist it with this matter.


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

      Quotations in the following table are based on information provided by IDD Information Services, Tradeline(r) on Lexis-Registered Trademark-. The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.



                                 COMMON STOCK
                            -----------------------------------------------
FISCAL QUARTER ENDED        HIGH BID                   LOW BID
---------------------------------------------------------------------------

September 30, 1999          $2.75                      $0.28125
December 31, 1999           $6.00                      $0.6875
March 31, 2000              $8.75                      $3.50
June 30, 2000               $5.00                      $1.00

September 30, 2000          $2.50                      $0.75
December 31, 2000           $1.3125                    $0.125
March 31, 2001              $.359375                   $.15625
June 30, 2001               $.5625                     $.09375


      As of September 15, 2001, we had approximately 151 shareholders of record. We have never paid cash dividends on our Common Stock and do not anticipate paying any such dividends in the foreseeable future. However, the holders of our Series A Convertible Preferred Stock are entitled to receive a cumulative dividend of 6.5% per year, payable semi-annually. As of June 30, 2001, two hundred shares of Series A Convertible Preferred Stock were outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

      In June 2001, the Company issued a seven-year Warrant to a customer in consideration of software license and related service fees. The Warrant is for the purchase of 100,000 shares at an exercise price of $0.15 per share. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


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

FISCAL YEAR ENDED JUNE 30, 2001 VERSUS JUNE 30, 2000

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

      Total revenue decreased by $658,231 (5%) from $12,809,294 for the year ended June 30, 2000 to $12,151,063 for the year ended June 30, 2001.

      Software and license fee revenues decreased $2,720,132 (36%) from $7,607,770 in 2000 to $4,887,638 in 2001. Management believes several factors are responsible for this. Over the past twelve months, CorVu has conducted a realignment of its sales efforts, focusing all energies on its key markets -mid-market ERP users, vertical industry analytical applications and, of course, balanced scorecard solutions. CorVu has also made adjustments to its geographic expansion policy, adopting a more partner-centric model. This adjusted sales model requires less operating costs including fewer salespeople, office locations and travel costs. While these proactive items may have had a temporary negative effect on new license revenue, they have clearly had a positive impact on the bottom line performance over the past twelve months (see discussion of Operating Expenses below). Further, these adjustments have refocused the Company on its target markets. In addition, the current economic climate has negatively impacted all industries, causing many companies to freeze IT spending or delay active projects that involve the implementation of the Company's products and solutions.

      Maintenance, consulting and other revenues increased by $2,061,901 (40%) from $5,201,524 in 2000 to $7,263,425 in 2001. This increase is due to the increased customer base for both consulting and training services. In addition, annual maintenance fees continued to increase in line with the increased customer base.

OPERATING EXPENSES:

      Operating expenses decreased by $5,636,187 (27%) from $20,955,515 for the year ended June 30, 2000 to $15,319,328 for the year ended June 30, 2001.

      Cost of maintenance, consulting and other expenses increased $56,580 (2%) from $3,282,770 in 2000 to $3,339,350 in 2001.

      Product development costs increased $193,714 (18%) from $1,064,141 in 2000 to $1,257,855 in 2001. This reflects an initiative to keep pace with the ever changing software environment and the continued need to improve features and functionality of the CorVu products.

      Sales and marketing expenses decreased $3,387,947 (37%) from $9,252,957 in 2000 to $5,865,010 in 2001 due to the lower number of employees working in that sector (as discussed above under Software and license revenue) from 66 salespeople as of June 30, 2000 to 33 as of June

30, 2001. Other factors, such as lower expenditures for remote sales offices and travel expenses, reduction of middle sales management staff, advertising, and general marketing activities, also contributed to the reduced expenditure levels in this area.

      General and administrative expenses decreased $782,195 (14%) from $5,639,308 in 2000 to $4,857,113 in 2001. Decreases experienced resulted from the changes in personnel discussed above, as well as the amendment of the CEO's employment contract, which occurred in January 2001, which lowered his annual salary from $330,000 to $180,000 per year.

      Merger costs of $1,716,339 were incurred during the year ended June 30, 2000 to complete the reverse merger transaction with Minnesota American, Inc. including legal, accounting and broker fees.

INTEREST EXPENSE:

      Interest expense decreased by $335,778 (70%) from $476,737 in 2000 to $140,959 in 2001. In November 1999, the Company entered into two loan agreements with third parties totaling $500,000. The agreement allowed the holder to convert the debt into common stock at any time at a conversion rate of $1.78 per share. In addition, the loan was automatically convertible into common stock upon the closing of the merger with Minnesota American, Inc. The loan agreements also called for the issuance of warrants to purchase up to 506,250 shares of common stock at an exercise price of $.01 per share. The increase in interest expense, net was caused by the recording of approximately $317,000 of non-cash interest expense charges related to this debt instrument. The non-cash charges were required to (1) reflect the difference between the $1.78 per share conversion price included within the agreements and $2.67 per share, the Company's estimate of the fair value of the stock on the date of issuance and, (2) reflect the fair value of the warrants attached to the debt instrument using the Black-Scholes pricing model over the period the bridge loan was outstanding.

NET LOSSES:

      CorVu Corporation incurred net losses of $3,309,224 and $8,622,958 for the years ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Total cash and cash equivalents increased by $30,664 from $46,745 as of June 30, 2000 to $77,409 as of June 30, 2001.

      Net cash provided by operating activities was $160,970 for the year ended June 30, 2001. The net loss for the period of $3,309,224 was offset by certain non-cash charges and by changes in working capital components such as the collection of accounts receivable balances and the increase in payables. Net cash used in investing activities was $10,400 for the year ended June 30, 2001 reflecting the acquisition of capital assets. Net cash used by financing activities was $123,335 for the year ended June 30, 2001. Proceeds from the sale of common stock accounted for $39,728. During the year ended June 30, 2001, the Company repaid $411,024 of an existing note payable. Additionally, the Company received borrowings from directors of $458,050 and repaid director loans in the amount of $210,089.

      During the year ended June 30, 2001, the Company incurred an operating loss of $3,168,265. As of June 30, 2001, the Company had an accumulated deficit of $22,641,345, total stockholders' deficit of $6,191,791, and negative working capital of $6,296,864. In addition, as of September 20, 2001, due to inadequate funds, the Company has not paid the outstanding principal on an existing note payable that was originally due on December 16, 1999 and has not remitted approximately $800,000 of employee and employer payroll taxes. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability or raising additional capital.

      CorVu's management is undertaking several initiatives to address the Company's liquidity, including the following: (1) continued efforts to increase CorVu's revenues from software licenses and other revenue sources;
(2) obtain additional debt and/or equity financing; (3) reduce operating costs. CorVu's management believes that these activities will generate sufficient cash flows to sustain CorVu's operations through the end of fiscal 2002.

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

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS
















                       CORVU CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2001 and 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To CorVu Corporation:

We have audited the accompanying consolidated balance sheet of CorVu Corporation and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and subsidiaries, as of June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                            /s/ VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
September 20, 2001

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
CorVu Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheet of CorVu Corporation and subsidiaries (the Company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ KPMG LLP


Minneapolis, Minnesota

September 18, 2000

                                             CORVU CORPORATION AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                                   June 30, 2001 and 2000

                                          ASSETS                                                  2001              2000
                                                                                             ---------------   ---------------
Current assets:
   Cash and cash equivalents                                                               $         77,409            46,745
   Trade accounts receivable, net of allowance for doubtful
     Accounts of $145,000 and $305,000, respectively                                              2,668,802         4,263,681
   Prepaid expenses                                                                                  95,347           114,621
   Other assets                                                                                      50,056            68,731
                                                                                             ---------------   ---------------
           Total current assets                                                                   2,891,614         4,493,778
Furniture, fixtures, and equipment                                                                  341,373           406,404
   Less accumulated depreciation                                                                  (236,300)         (238,241)
                                                                                             ---------------   ---------------
                                                                                                    105,073           168,163
                                                                                             ---------------   ---------------
                                                                                           $      2,996,687         4,661,941
                                                                                             ===============   ===============
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                        $      2,951,684         2,516,200
   Accrued compensation and related costs                                                         2,600,675         2,179,220
   Deferred revenue                                                                               2,120,172         2,550,192
   Accrued interest                                                                                  23,663            51,211
   Other accrued expenses                                                                           741,816           429,561
   Note payable                                                                                     188,123           599,147
   Director advances                                                                                562,345           314,384
                                                                                             ---------------   ---------------
           Total current liabilities                                                              9,188,478         8,639,915
                                                                                             ---------------   ---------------
           Total liabilities                                                                      9,188,478         8,639,915
Stockholders' deficit:
   Undesignated capital stock, 24,000,000 shares in 2001 and 2000, none issued.                           -                 -
   Series A convertible preferred stock, $10 par value;
     1,000,000 shares authorized; 200 shares issued and outstanding in
     2001 and 2000                                                                                    2,000             2,000
   Common stock, $0.01 par value; 25,000,000 shares authorized;
     20,157,781 and 19,509,660 shares issued and outstanding in
     2001 and 2000, respectively                                                                    201,522           195,097
   Additional paid-in capital                                                                    16,159,995        15,577,033
   Accumulated deficit                                                                         (22,641,345)      (19,331,991)
   Deferred compensation                                                                          (318,100)         (688,050)
   Accumulated other comprehensive income                                                           404,137           267,937
                                                                                             ---------------   ---------------
           Total stockholders' deficit                                                          (6,191,791)       (3,977,974)
                                                                                             ---------------   ---------------
           Commitments (Notes 4, 10 and 11)
           Total liabilities and stockholders' deficit                                     $      2,996,687         4,661,941
                                                                                             ===============   ===============

See accompanying notes to consolidated financial statements.

                                          CORVU CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                          Years ended June 30, 2001 and 2000

                                                                                            2001             2000
                                                                                       ---------------  ---------------
Revenues:
    Software and license fees                                                        $      4,887,638        7,607,770
    Maintenance, consulting, and other                                                      7,263,425        5,201,524
                                                                                       ---------------  ---------------
             Total revenues                                                                12,151,063       12,809,294
                                                                                       ---------------  ---------------
Operating costs and expenses:
    Cost of maintenance, consulting, and other                                              3,339,350        3,282,770
    Product development                                                                     1,257,855        1,064,141
    Sales and marketing                                                                     5,865,010        9,252,957
    General and administrative                                                              4,857,113        5,639,308
    Costs of merger                                                                          -               1,716,339
                                                                                       ---------------  ---------------
             Total operating costs and expenses                                            15,319,328       20,955,515
                                                                                       ---------------  ---------------

             Operating loss                                                               (3,168,265)      (8,146,221)
Interest expense                                                                            (140,959)        (476,737)
                                                                                       ---------------  ---------------
             Net loss                                                                $    (3,309,224)      (8,622,958)
                                                                                       ===============  ===============

Loss per common share-basic and diluted                                              $         (0.17)           (0.50)
Weighted average shares outstanding-basic and diluted                                      19,779,415       17,238,620

See accompanying notes to consolidated financial statements.

                                        CORVU CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Stockholders' Deficit
                                        Years ended June 30, 2001 and 2000

                                                                                                         ACCUMULATED
                                                                   ADDITIONAL                               OTHER         TOTAL
                           PREFERRED STOCK       COMMON STOCK       PAID-IN    ACCUMULATED   DEFERRED   COMPREHENSIVE STOCKHOLDERS'
                         ------------------------------------------
                         SHARES     AMOUNT     SHARES      AMOUNT   CAPITAL      DEFICIT   COMPENSATION    INCOME       DEFICIT
                         -------  ----------------------  ------------------------------------------------------------------------
Balance, June 30, 1999    4,200 $    42,000  16,347,329 $ 163,473   4,242,399   (9,473,781)     (75,000)    211,355    (4,889,554)
   Comprehensive loss:
    Net loss                  -           -           -         -           -   (8,622,958)           -           -    (8,622,958)
    Foreign currency          -           -           -         -           -            -            -      56,582        56,582
    translation
    adjustment
                                                                                                                      ------------
   Comprehensive loss         -           -           -         -           -            -            -           -    (8,566,376)
   Conversion of note         -           -     469,286     4,693   2,335,396            -            -           -     2,340,089
   payable- parent
   Non-cash charges           -           -     393,461     3,934   3,187,090            -            -           -     3,191,024
   related to equity
   transactions (Notes
   6 and 9)
   Deferred compensation      -           -           -         -   1,005,500            -     (613,050)          -       392,450
   Issuance of common         -           -   1,947,209    19,473   3,520,780            -            -           -     3,540,253
   stock
   Stock option/warrant       -           -     320,375     3,204      10,936            -            -           -        14,140
   exercises
   Issuance of warrant        -           -           -         -   1,235,252   (1,235,252)           -           -             -
   dividend
   Preferred stock       (4,000)    (40,000)     32,000       320      39,680            -            -           -             -
   conversions
                         -------  ---------- -----------  -------- ---------------------------------------------------------------
Balance, June 30, 2000      200 $     2,000  19,509,660 $ 195,097  15,577,033  (19,331,991)    (688,050)    267,937    (3,977,974)
   Comprehensive loss:
    Net loss                  -           -           -         -           -   (3,309,224)           -           -    (3,309,224)
    Foreign currency          -           -           -         -           -            -            -     136,200       136,200
    translation
    adjustment
                                                                                                                      ------------
   Comprehensive loss         -           -           -         -           -            -            -           -    (3,173,024)
   Preferred stock            -           -           -         -           -         (130)           -           -          (130)
   dividends
   Non-cash charges           -           -           -         -     169,511            -            -           -       169,511
   related to equity
   transactions (Notes
   6 and 9)
   Deferred compensation      -           -           -         -           -            -      369,950           -       369,950
   Salary forgiven by         -           -           -         -     241,586            -            -           -       241,586
   executive
   Issuance of common         -           -      25,000       250       9,750            -            -           -        10,000
   stock
   Issuance of common         -           -     590,609     5,850     132,712            -            -           -       138,562
   stock for services
   Stock option               -           -      32,512       325      29,403            -            -           -        29,728
   exercises
                         -------  ---------- -----------  -------- ---------------------------------------------------------------
Balance, June 30, 2001      200 $     2,000  20,157,781 $ 201,522  16,159,995  (22,641,345)    (318,100)    404,137    (6,191,791)
                         =======  ========== ===========  ======== ===============================================================

See accompanying notes to consolidated financial statements.

                                           CORVU CORPORATION AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows
                                           Years ended June 30, 2001 and 2000

                                                                                            2001              2000
                                                                                       ---------------   ----------------
Cash flows from operating activities:
    Net loss                                                                          $    (3,309,224)        (8,622,958)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                             73,490             52,851
      Salary forgiven by executive                                                            241,586                  -
      Warrants and stock options vested                                                       565,147          2,633,474
      Common stock issued for services                                                        112,876                  -
      Changes in operating assets and liabilities:
         Trade accounts receivable, net                                                     1,682,616           (514,057)
         Prepaid expenses                                                                      19,274              2,748
         Other current assets                                                                  18,675             (9,937)
         Accounts payable                                                                     459,311            628,328
         Accrued compensation and related costs                                               444,640            690,104
         Deferred revenue                                                                    (453,676)         1,145,609
         Accrued interest                                                                     (27,548)            21,013
         Other accrued expenses                                                               333,803            241,156
                                                                                       ---------------   ----------------
              Net cash provided (used) in operating activities                                160,970         (3,731,669)
                                                                                       ---------------   ----------------

Cash flows from investing activities:
    Capital expenditures                                                                      (10,400)           (68,073)
                                                                                       ---------------   ----------------
              Net cash used in investing activities                                           (10,400)           (68,073)
                                                                                       ---------------   ----------------

Cash flows from financing activities:
    Net proceeds from sale of common stock                                                     39,728          3,554,393
    Proceeds from reverse merger                                                                    -            950,000
    Collection of stock subscription receivable                                                     -            250,000
    Repayment of note payable                                                                (411,024)          (807,853)
    Borrowings on director advances                                                           458,050            514,384
    Repayment on director advances                                                           (210,089)          (644,826)
                                                                                       ---------------   ----------------

              Net cash provided (used) by financing activities                               (123,335)         3,816,098
Effect of exchange rate changes on cash                                                         3,429               (946)
                                                                                       ---------------   ----------------
              Net increase in cash and cash equivalents                                        30,664             15,410
Cash and cash equivalents at beginning of year                                                 46,745             31,335
                                                                                       ---------------   ----------------
Cash and cash equivalents at end of year                                              $        77,409             46,745
                                                                                       ===============   ================

Cash paid during the year for interest                                                $       120,636            123,687

See accompanying notes to consolidated financial statements.

                         CORVU CORPORATION AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                              June 30, 2001 and 2000

(1)      DESCRIPTION OF BUSINESS AND CONSOLIDATED FINANCIAL STATEMENT
         PRESENTATION

     (a) ORGANIZATION

         CorVu Corporation (the Company or CorVu) is an international provider of Integrated Business Intelligence and Business Performance Management Solutions. The Company designs, develops, markets, and supports its proprietary management software solutions. CorVu is a Minnesota corporation.

         The Company's products and services are sold through both direct and indirect channels. Sales and support offices are located in the United States (U.S.), Australia, and United Kingdom/Europe.

     (b) BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         Shares of common stock, options, warrants and loss per share information have been restated to reflect the reverse merger agreement and the share conversion rate established in the reverse merger agreement.

(2)      AGREEMENT AND PLAN OF REORGANIZATION

         On January 14, 2000, the Company completed a reverse merger transaction with Minnesota American, Inc. (MNAC). The merger resulted in shareholders of the Company and MNAC owning approximately 74 percent and 26 percent, respectively of the outstanding shares of the combined entity. The shares of MNAC were quoted on the Over-the-Counter Bulleting Board (OTCBB) of the National Association of Securities Dealers (NASD). The combined entity changed its name to CorVu Corporation and continues CorVu's business operations. In addition, the Company received $950,000 in cash from MNAC.

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

         The Company nets the fair value of warrants issued in conjunction with software license agreements with the related license revenue.
         See Note 9.

     (b) SOFTWARE DEVELOPMENT COSTS

         Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives. During fiscal 2001 and 2000, no software development costs were capitalized.

     (c) COMPREHENSIVE LOSS

         Comprehensive loss represents the change in stockholders' deficit resulting from other than stockholder investments and distributions. Accumulated other comprehensive income in the consolidated statements of stockholders' deficit is solely comprised of the accumulated foreign currency translation adjustment.

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

     (e) NET LOSS PER SHARE

         Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted EPS recognizes the potential dilutive effects of stock options and warrants determined by the treasury stock method. No common stock equivalent shares have been included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

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

     (l) ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs totaled approximately $25,000 and $162,000 for the years ended June 30, 2001 and 2000, respectively.

     (m) RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

     (n) BUSINESS AND CREDIT CONCENTRATIONS

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells principally to resellers and end users in the United States, Australia, and United Kingdom/Europe. The Company performs ongoing credit evaluations of its customers and accounts receivable are unsecured.

     (o) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF

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

     (p) USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of those assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

     (q) RECLASSIFICATIONS

         Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 presentation.

(4)      LIQUIDITY

      The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2001, the Company incurred an operating loss of $3,168,265. As of June 30, 2001, the Company had an accumulated deficit of $22,641,345, total stockholders' deficit of $6,191,791, and negative working capital of $6,296,864. In addition, as of June 30, 2001, due to inadequate funds, the Company has not paid the outstanding principal on the note payable discussed in Note 8, that was originally due on December 16, 1999 and has not remitted approximately $772,000 of employee and employer payroll taxes, including penalties and accrued interest.

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

(5)     LOSS PER COMMON SHARE

                                                                      FOR THE YEAR ENDED JUNE 30, 2001
                                                        --------------------------------------------------------------
                                                              LOSS                  SHARES              PER-SHARE
                                                           (NUMERATOR)          (DENOMINATOR)             AMOUNT
                                                        ------------------    -------------------    -----------------
        Basic Loss Per Share:                             $ (3,309,224)           19,779,415             $ (0.17)

        Effect of Dilutive Securities:
          None                                                   --                     --                  --
                                                        ------------------    -------------------    -----------------

        Loss Per Share -
          Assuming dilution                               $ (3,309,224)           19,779,415             $ (0.17)
                                                        ==================    ===================    =================
                                                                      FOR THE YEAR ENDED JUNE 30, 2000
                                                        --------------------------------------------------------------
        Basic Loss Per Share:                             $ (8,622,958)           17,238,620             $ (0.50)

        Effect of Dilutive Securities:
          None                                                   --                     --                  --
                                                        ------------------    -------------------    -----------------

        Loss Per Share -
          Assuming dilution                               $ (8,622,958)           17,238,620             $ (0.50)
                                                        ==================    ===================    =================

(6)   STOCK OPTIONS AND WARRANTS

      The Company's 1996 Stock Option Plan (the Plan) provides for the issuance of up to an aggregate of 4,000,000 shares of common stock to employees, directors, and consultants. The Plan provides for the issuance of incentive and nonqualified stock options.

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

      During fiscal 2000, the Company granted options outside the Plan to employees to purchase common stock of 1,147,501. Accordingly, the Company has recorded deferred compensation of $318,100 and $688,050 as of June 30, 2001 and 2000, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant. The Company recognized expenses of $369,950 and $354,950 for the fiscal years ended June 30, 2001 and 2000, respectively, for these stock option grants based upon the intrinsic value method in accordance with APB Opinion No. 25, and will recognize the remainder of the deferred compensation cost over the respective three year vesting periods of the options granted.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, compensation expense has been recognized using the intrinsic value method prescribed in APB No. 25 and related interpretations. Had compensation cost for the Company's stock option grants in fiscal 2001 and 2000 been based on the fair value method prescribed by SFAS No. 123, the Company's net loss would have been increased by $1,307,413 and $1,625,246, respectively in 2001 and in 2000; net loss per share would have been increased by $0.07 and $0.09 in 2001 and 2000, respectively.

      Under SFAS No. 123, the weighted average estimated fair value of stock options granted at exercise price equal to market price of grant date during 2001 and 2000 was $0.38 and $1.65 per share, respectively.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 0% for the period July 1, 1999-January 13, 2000 and 60% for the period January 14, 2000-June 30, 2000 and for fiscal 2001; risk-free interest rate of 7.0%; and expected lives of approximately seven years.

      The activity for the Plans is summarized as follows:

                                                                                                 WEIGHTED-
                                                                                             AVERAGE EXERCISE
                                                                       OPTIONS                PRICE PER SHARE
                                                                -----------------------    ----------------------
              Outstanding at June 30, 1999                              2,313,380                 $  1.97
                Granted                                                 1,181,316                    3.03
                Exercised                                                (442,000)                   0.27
                Forfeited                                                (281,750)                   2.55
                                                                -----------------------    ----------------------

              Outstanding at June 30, 2000                             2,770,946                  $  2.64
                Granted                                                2,140,600                     0.61
                Exercised                                                (32,512)                    0.91
                Forfeited                                             (1,339,368)                    2.51
                                                                -----------------------    ----------------------

              Outstanding at June 30, 2001                             3,539,666                  $  1.46
                                                                =======================    ======================

        Options activity outside the Plans is summarized as follows:

                                                                                               WEIGHTED-
                                                                                            AVERAGE EXERCISE
                                                                       OPTIONS              PRICE PER SHARE
                                                                -----------------------    -------------------
              Outstanding at June 30, 1999                               388,125                  $  1.63
                Granted                                                1,147,501                     1.79
                Exercised                                                     --                       --
                Forfeited                                                (12,938)                    1.78
                                                                -----------------------    -------------------

              Outstanding at June 30, 2000                             1,522,688                  $  1.75
                 Granted                                                      --                       --
                 Exercised                                                    --                       --
                 Forfeited                                              (110,814)                    2.39
                                                                -----------------------    -------------------

              Outstanding at June 30, 2001                              1,411,874                 $  1.70
                                                                =======================    ===================

        The following tables summarize information about stock options outstanding as of:

                                                                            JUNE 30, 2001
                             ----------------------------------------------------    ---------------------------------
                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ----------------------------------------------------    ---------------------------------
                                                 WEIGHTED-AVERAGE   WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                                 NUMBER            REMAINING          EXERCISE          NUMBER         EXERCISE PRICE
                              OUTSTANDING         CONTRACTUAL          PRICE          EXERCISABLE
        EXERCISE PRICES                               LIFE
        -----------------    ---------------     ---------------    -------------    --------------    ---------------
            $0.20-0.92          1,683,975             6.1             $  0.39            664,592         $  0.49

             1.25-3.00          3,222,565             4.9                2.04          2,357,378            2.05

             7.00                  45,000             5.7                7.00             23,000            7.00
        -----------------    ---------------     ---------------    -------------    --------------    ---------------

        $0.20-7.00              4,951,540             5.3             $  1.53          3,044,970         $  1.75
        =================    ===============     ===============    =============    ==============    ===============

                                                                            JUNE 30, 2000
                             ----------------------------------------------------    ---------------------------------
                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ----------------------------------------------------    ---------------------------------
                                                 WEIGHTED-AVERAGE   WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
                                 NUMBER            REMAINING          EXERCISE           NUMBER           EXERCISE
                              OUTSTANDING         CONTRACTUAL          PRICE          EXERCISABLE           PRICE
        EXERCISE PRICES                               LIFE
        -----------------    ---------------     ---------------    -------------    ---------------    --------------
            $0.20-0.92            346,876             3.5             $  0.84            346,876          $  0.84

             1.33-3.00          3,843,258             5.7                2.33          1,809,007             2.26

             7.00                 103,500             6.7                7.00             10,000             7.00
        -----------------    ---------------     ---------------    -------------    ---------------    --------------

        $0.20-7.00              4,293,634             5.6             $  2.32          2,165,883          $  2.05
        =================    ===============     ===============    =============    ===============    ==============


      WARRANTS AND OPTIONS ISSUED TO THIRD PARTIES

      During fiscal 2000, the Company issued 64,063 options and warrants to purchase common stock at $1.78 - $6.00 per share to vendors and consultants. The options and warrants are exercisable from the date of grant through November 2006. The fair value of the options and warrants at the date of grant was estimated to be approximately $54,000 using Black-Scholes pricing model which was expensed in

                          CORVU CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                                June 30, 2001 and 2000


      the 2000 consolidated statement of operations. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 0% for the period July 1, 1999-January 13, 2000 and 60% for the period January 14, 2000-June 30, 2000; risk-free interest rate of 7.0%; and expected lives ranging from four to seven years.

      During fiscal 2000, in connection with various sales of common stock, the Company has issued warrants to purchase 564,375 shares of common stock at prices ranging from $1.78-$7.00 per share. The warrants expire at various times through December 2006. In connection with sales that occurred in April 2000, the Company paid its business advisor fees totaling $30,000 and issued warrants for a total of 30,000 shares, at exercise prices ranging from $4.00-$7.00, which expire in April 2005. The fair value of the warrants issued using the Black-Scholes pricing model was approximately $46,000. This amount was credited to Additional Paid-in Capital during the year ended June 30, 2000. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of five years.

      During fiscal 2000, the Company issued 389,031 common shares and paid $47,500 to its business advisor at closing of the merger with Minnesota American, Inc. in exchange for services. In addition, the Company granted its business advisor a five-year warrant to purchase up to 185,572 common shares at $5.3125 per share. For accounting purposes, the Company has estimated the value of the stock and warrants issued to be $5.3125 per share, the closing trading price of the stock on the date of the merger and, accordingly, recorded a charge of approximately $2,411,000 in the year ending June 30, 2000. This charge is recorded in the year ended June 30, 2000 as a $950,000 reduction to Additional Paid-in Capital based on the amount of cash received in the merger, with the remainder ($1,461,000) shown as an operating expense. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of five years.

      As of June 30, 2001, warrants to purchase a total of 1,997,760 shares of common stock were outstanding at exercise prices ranging from $.01-$7.00 per share, expiring through June 2008.

      In March 2000, the Company declared a warrant dividend to shareholders of record as of April 28, 2000. For every ten shares of common stock held, each shareholder received a warrant to purchase one share of common stock at a price of $8. The warrant expires in 2002 and is cancelable, at the Company's option, upon 30 days notice if the Company's stock closes at a price of $12 per share or higher for at least ten consecutive trading days. The Company recorded the dividend of $1,235,252 based on the fair value of the warrants issued using the Black-Scholes pricing model. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of 2 years.

(7)   INCOME TAXES

      The Company has incurred net operating losses since inception. The Company has not reflected any tax benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

      The income tax benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                              2001           2000
                                                          -------------   ------------
            Computed "expected" tax benefit                    34%             34%
            State income tax, net of federal benefit            4%              4%

            Merger related costs
            Other, primarily foreign tax rate                   -              (6)%
            difference                                          -              (2)%
            Change in valuation allowance                     (38)%           (30)%
                                                          -------------   ------------

                                                               --%             --%
                                                          =============   ============

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of June 30 is presented below:

                                                              2001           2000
                                                           -------------   ------------
            Deferred tax assets:
              Foreign net operating loss
              carryforward                                    $   2,391       $  1,875
              U.S. net operating loss carryforward                4,097          3,010
              Stock compensation                                  1,147          1,225
              Miscellaneous reserves and accruals                   100            165
              Other                                                  (5)            (5)
                                                            -------------   ------------

                  Total gross deferred tax assets                 7,730          6,270

              Valuation allowance                                (7,730)        (6,270)
                                                            -------------   ------------
                  Net deferred tax assets                     $      --       $     --
                                                            =============   ============

      In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

      Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of June 30, 2001 and 2000.

      As of June 30, 2001, the Company has reported U.S. net operating loss carryforwards of approximately $10,890,000. The federal net operating loss carryforwards expire in the years 2010 through 2021.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(8)   NOTE PAYABLE

      In February 1998, the Company entered into a loan agreement for approximately $927,000 with a third party lender. During fiscal 1999, the Company borrowed an additional $480,000. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 7% and 3%, as of June 30, 2001 and 2000, respectively. Interest is payable monthly. On June 30, 2001 and 2000 the interest rates were 12.025% and 6.28%, respectively. The outstanding principal balance was due on December 15, 1999. During fiscal 2001 and 2000, the Company made principal payments totaling approximately $411,000 and $808,000, respectively. In addition, subsequent to June 30, 2001, the Company has made additional repayments totaling approximately $75,000. The Company is in negotiations with the lender to extend the terms of the note.

(9)   LICENSE SALE WITH WARRANTS

      In June 2000 the Company entered into an agreement with a customer whereby the customer agreed to purchase software licenses valued at $402,000 as well as related maintenance and consulting services. In connection with this agreement, the Company issued a warrant to the customer for the purchase of up to 340,000 shares of the Company's stock at a price of $1.4156 per share. The warrant expires December 31, 2007. The fair value of the warrant at the date of grant was estimated to be approximately $401,000 using Black-Scholes pricing model, which was recorded as a direct reduction of license revenue in the accompanying consolidated statement of operations for the year ended June 30, 2000. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of seven years. In addition, as part of this agreement, the Company has agreed to pay royalties to the customer equal to 20% of all software and maintenance fees payable to the Company resulting from within the lodging, restaurant and hospital industries which utilize an application that is being co-developed by the Company and the customer for those industries. The royalty fee is 50%, up to an amount equivalent to the licenses and services purchased by the customer and 20% thereafter.

      The royalty arrangement expires October 1, 2007. During fiscal 2001 and 2000, no royalty fees were incurred.

      In June 2001, the Company sold additional software licenses to this customer for approximately $213,000. In connection with this sale, the Company issued warrants for the purchase of up to 100,000 shares of the Company's stock at a price of $0.15 per share. The warrant will expire in seven years. The fair value of the warrant at the date of grant was estimated to be approximately $10,000 using Black-Scholes pricing model, which was recorded in the accompanying consolidated statement of operations for the year ended June 30, 2001. The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of seven years.

(10)  COMMITMENTS

      OPERATING LEASES

      The Company leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2005. Future minimum lease commitments under these operating leases are as follows:

                        Year ending June 30:
                           2002                     $ 510,000
                           2003                       177,000
                           2004                       108,000
                           2005                       105,000
                                                    ---------
                                                    $ 900,000
                                                    =========

      Rent expense under operating leases for the years ended June 30, 2001 and 2000 were $973,000 and $1,181,000, respectively.

(11)  DIRECTOR ADVANCES

      The Company has received interest-bearing advances from certain directors of the Company. Interest rates on interest-bearing advances vary from 8.5 to 11.0% as of June 30, 2001. These amounts are classified as current liabilities as the Company anticipates paying the amounts back during the year ending June 30, 2002. Amounts outstanding at June 30, 2001 and 2000 are $562,345 and $314,384, respectively. Interest expense was $34,340 and $24,775 on these advances for the years ended June 30, 2001 and 2000, respectively. The Company has repaid $25,000 of the advances to certain directors subsequent to June 30, 2001.

(12)  INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS:

      The Company operates predominantly in one industry segment, being the design, development, support and marketing of its proprietary management software solutions. The geographic distributions of the Company's revenue and long-lived assets are summarized in the following table:

                                             YEAR ENDED JUNE 30,
                                       --------------------------------
                                            2001             2000
                                       ---------------  ---------------
              Total Revenues:
                United States           $ 4,860,000       5,495,000
                Australia                 4,086,000       4,401,000
                United Kingdom            3,205,000       2,913,000
                                       ---------------  ---------------

                                        $12,151,000      12,809,000
                                       ===============  ===============

              Long-Lived Assets:
                United States          $     22,000          38,000
                Australia                    39,000          14,000
                United Kingdom               44,000         116,000
                                       ---------------  ---------------

                                       $      105,000       168,000
                                       ===============  ===============

(13)  CONVERTIBLE BRIDGE LOAN

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

(14)  PREFERRED STOCK

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

(15)  EMPLOYMENT AGREEMENT

      On July 1, 1999, the Company entered into a three-year employment agreement with its chief executive officer. This agreement included options to purchase 675,000 shares of common stock at $1.33 per share. The fair value of the stock on the date of grant was $2.67 per share. The options vest over a period of three years and expire in June 2006. Accordingly, the Company has recorded expenses of $301,500 per year for the years ended June 30, 2001 and 2000, respectively and deferred compensation of $301,500 as of June 30, 2001, which will be expensed in fiscal 2002.

      On January 1, 2001, the Company reached an agreement regarding an amendment to the above employment agreement. As of that date, the executive's base compensation was reduced to $180,000 from $380,000 per year. In addition, the executive will receive bonus compensation based on the achievement of certain pre-determined audited annual earnings before interest and taxes. As part of this amendment, the executive agreed to forgive compensation owed as of December 31, 2000 of approximately $242,000. This amount has been recorded in the period ended December 31, 2000 as a credit to Additional Paid-in Capital. During the six-month period ended December 31, 2000, the Company has recorded salary expense of $90,000 to the chief executive officer, an amount that was never paid and was subsequently forgiven. As of September 15, 2001, due to inadequate funds, the Company owed the executive $75,000 under the amended agreement for services rendered since January 1, 2001.

(16)  INSTALLMENT AGREEMENT WITH INTERNAL REVENUE SERVICE

      On March 29, 2001, the Company entered into an installment agreement with the Internal Revenue Service regarding the repayment of past due payroll taxes, penalties and interest. As of that date, the amount due under this agreement was approximately $931,000. The agreement called for monthly payments of $100,000 on April 15, 2001, $50,000 on May 15, 2001, $100,000
      on June 15, 2001, $200,000 on July 15, 2001 and $100,000 on the fifteenth of each month thereafter, with any remaining balance being due on January 15, 2002. In July 2001, the Company renegotiated the monthly payment amounts to $50,000 per month. As of June 30, 2001, the balance due under this agreement was approximately $772,000, including penalties and accrued interest. In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company's assets. This lien will be removed once all payments under the agreement are made.

(17)  LITIGATION

      In April 2001, the Company and its officers and directors were served a lawsuit brought by Calton, Inc. ("Calton") and Gildea Management Company ("Gildea") in the Superior Court of New Jersey, Monmouth County. After removal to federal court, the case was transferred to the United States District Court, District of Minnesota. Calton and Gildea purchased securities from the Company in November 1999 and January 2000. The lawsuit claims that Company officials knowingly provided false and misleading information regarding the historical and future financial performance of the Company to the shareholders, which induced them to make these investments, which totaled approximately $1.5 million. Calton and Gildea are seeking damages in an unspecified amount or, in the alternative, rescission of the stock purchase agreements. The case is being handled by the Company's attorney and its insurance carrier. The Company believes it has meritorious defenses against these claims.

      In April 2001, the Company was served a lawsuit brought by American Express Travel Related Services Company, Inc. in the Supreme Court of the State of New York, County of New York. The plaintiff is seeking payment of the balance due them of approximately $976,000, which has been recorded by the Company as of June 30, 2001 in the accompanying balance sheet. While the Company does not dispute the underlying liability, it does dispute certain aspects of the claim. The Plaintiff has filed a motion for summary judgment and the Company is preparing its response. The Company has retained local counsel to assist it with this matter.


(18)  STOCK PURCHASE PLAN

      In December 2000, the Company established an employee stock purchase plan that allows employees to purchase common stock of the Company at a 15% discount. Under this plan, the Company has reserved 500,000 shares of common stock for issuance under the plan. As of June 30, 2001, contributions totaling approximately $15,000 have been collected for future stock purchases.

(19)  NEW ACCOUNTING PRONOUNCEMENTS

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

      Effective July 1, 2001, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets", under which goodwill will remain on the balance sheet and will no longer be amortized. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

      Any other new accounting pronouncements issued do not have an impact on the Company's financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

      On June 22, 2001, KPMG LLP resigned as the Company's principal independent accountant. There were not, in connection with the audits of the fiscal years ended June 30, 2000 and 1999 and any subsequent interim period preceding KPMG LLP's resignation, any disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, nor has KPMG LLP's report on the consolidated financial statements of the Company for the past two years contained an adverse opinion or disclaimer of opinion or been qualified as to audit scope or accounting principles. The audit reports of KPMG LLP on the consolidated financial statements as of and for the years ended June 30, 2000 and 1999 contained a separate paragraph stating that the Company has suffered recurring losses from operations, has a working capital deficiency and has a stockholders' deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Effective July 30, 2001, Virchow, Krause & Company, LLP was engaged as the Company's independent accounting firm. The decision to engage Virchow, Krause & Company, LLP as the Company's accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors. After January 14, 2000 and before July 30, 2001, the Company did not consult Virchow, Krause & Company, LLP on any matter. There were not any disagreements with the accountants on accounting principles or practices, financial statement disclosure, or auditor's scope or procedure.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the name, age and position of each person who currently serves as a director and/or officer of our Company as of September 30, 2001. Our directors serve for an indefinite term that expires at the next regular meeting of our shareholders, and until such directors' successors are elected and qualified, or until such directors' earlier death, resignation, disqualification or removal as provided by law.

      NAME                            AGE   POSITION
      David C. Carlson                45    Chief Financial Officer; Director
      Ismail Kurdi                    32    Director
      Justin M. MacIntosh             51    Chairman, President, Chief
                                            Executive Officer; Director
      James L. Mandel                 44    Director
      Alan M. Missroon, Jr.           38    Vice President Marketing; Director

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

      Alan M. Missroon, Jr. (Vice President Sales- The Americas; Director). Mr. Missroon gained his knowledge of the business intelligence market while working at Burroughs Corporation (Unisys) and during his eight years (from July 1987 to November 95) at IQ Software Corporation in which he became familiar with a variety of positions in sales, sales management, product design, and marketing. From December 1995 to December 1996, he worked at Praxis International. Mr. Missroon is responsible for directing the salesforce in the Americas region. He joined CorVu Corporation in January 1997 and was elected as one of the directors of CorVu Corporation in February 1997. He was elected to the board of directors of the Company surviving the merger of CorVu Corporation into Minnesota American, Inc. in January 2000.

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

      To our knowledge, based on a review of the copies of such reports furnished to us, for the fiscal year ended June 30, 2001 all Section 16(a) filing requirements applicable to Insiders were complied with except that Alan Missroon and David Carlson were each late filing one form to report three option grants and Justin MacIntosh and James Mandel were each late filing one form to report one option grant.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth all cash compensation paid or to be paid by CorVu, as well as certain other compensation, paid or accrued, during each of CorVu's last three fiscal years to the Chief Executive Officer and to the other executive officers whose total annual salary and bonus paid or accrued during fiscal year 2001 exceeded $100,000.

                                                                                  Long Term Compensation
                                                                           -------------------------------------
                                                                                    Awards             Payouts
                                                                           -------------------------- ----------

                                                                           Restricted    Securities
                                             Annual Compensation             Stock       Underlying     LTIP         All Other
Name and Principal          Fiscal           -------------------             Awards        Options     Payouts     Compensation
    Position                 Year    Salary ($)   Bonus ($)   Other ($)       ($)            (#)         ($)            ($)
------------------         --------  ----------   ---------   ---------    ----------    ----------    --------    ------------
Justin M. MacIntosh(1)(2)    2001      180,000          --          --            --          40,000       --             --
  Chairman and Chief         2000      442,640          --          --            --         843,750       --             --
  Executive Officer          1999      412,000          --          --            --            -          --             --


David C. Carlson             2001      115,000        13,500        --            --         125,000       --             --
  Chief Financial            2000      115,000        52,000        --            --          90,000       --             --
  Officer                    1999      100,000          --                        --          45,000       --             --

Alan M. Missroon             2001      150,000        20,000        --            --         125,000       --             --
  Vice President             2000      150,000        80,000        --            --          53,750       --             --
  Sales- The Americas        1999      124,500          --          --            --          11,250       --             --

(1)   Includes salary from CorVu Australasia Pty. Ltd.
(2) $242,000 of fiscal 2000 and 2001 salary amounts were subsequently forgiven by Mr. MacIntosh as part of his amended employment contract.

OPTION GRANTS DURING 2001 FISCAL YEAR

      The following table provides information regarding stock options granted during fiscal 2001 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

                                                         Percent of Total
                                Number of Shares        Options Granted to       Exercise or
                               Underlying Options           Employees             Base Price
Name                             Granted  (1)             In Fiscal Year          Per Share       Expiration Date
----                           ------------------       ------------------       ------------     ---------------
Justin M. MacIntosh                40,000 (1)                 1.87%                 $0.20            02/09/08
David C. Carlson                   20,000 (1)                 0.90%                 $1.31            08/03/07
                                   15,000 (1)                 0.70%                 $0.59            10/12/07
                                   30,000 (1)                 1.40%                 $0.20            02/09/08
                                   60,000 (1)                 2.80%                 $0.25            04/06/08
Alan M. Missroon                   20,000 (1)                 0.90%                 $1.31            08/03/07
                                   15,000 (1)                 0.70%                 $0.59            10/12/07
                                   30,000 (1)                 1.40%                 $0.20            02/09/08
                                   60,000 (1)                 2.80%                 $0.25            04/06/08

(1) Such option is exercisable in three equal annual installments commencing on the date of grant.

OPTION EXERCISES DURING 2001 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No options were exercised by the named executive officers during fiscal 2001. The following table provides information related to the number and value of options held at June 30, 2001:

                                       Number of Securities
                                      Underlying Unexercised                  Value of Unexercised In-the-
                                    Options at Fiscal Year End             Money Options at Fiscal Year End(1)
                                    --------------------------             -----------------------------------
Name                             Exercisable       Unexercisable            Exercisable        Unexercisable
----                             -----------       -------------            -----------        -------------
Justin M. MacIntosh                 688,334           251,666                $ --                  $--
David C. Carlson                    266,667           105,833                $ --                  $--
Alan M. Missroon                    230,417           104,583                $ --                  $--

(1) Value is calculated on the basis of the difference between the option exercise price and $0.15, the average of the closing bid and ask price on June 30, 2001, as quoted on the OTC Bulletin Board.

EMPLOYMENT AGREEMENTS

      Effective July 1, 1999, CorVu entered into a three-year employment agreement with Justin M. MacIntosh. Pursuant to the agreement, Mr. MacIntosh will serve as our Chairman, President and Chief Executive Officer. During the term of the agreement, Mr. MacIntosh will be paid annual base salaries of $330,000 for the first employment year, $380,000 for the second and $420,000 for the third employment year. He was also granted options to purchase a total of 675,000 shares of our Company's common stock at $1.33 per share, with 225,000 of these options vesting at the beginning of each employment year. Subsequently, on January 1, 2001, CorVu reached an agreement with Mr. MacIntosh on an amendment to his employment agreement. Base compensation was reduced to $180,000 per year. In addition, Mr. MacIntosh will receive bonus compensation based on the achievement of certain pre-determined audited annual earnings before interest and taxes. As part of this amendment, Mr. MacIntosh agreed to forgive approximately $242,000 of compensation owed as of December 31, 2000. Mr. MacIntosh will participate in any retirement, welfare and other benefit program our Company provides for its executive officers. Mr. MacIntosh will receive payments in the amount of at least 9 monthly installments of the base salary in effect at the time of termination if we terminate his employment without cause. Mr. MacIntosh is subject to certain confidentiality and non-compete provisions under the agreement.

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

DIRECTORS' COMPENSATION

      For fiscal year 2001, directors who are not employees of CorVu were compensated at the rate of $900 per month plus $900 for each Board meeting attended and $500 for each committee meeting attended. In addition, on July 21, 2000, each nonemployee director received a five-year nonqualified option to purchase 10,000 shares at an exercise price of $2.50 per share, which was the market value of CorVu's common stock on the date of grant.

      For fiscal year 2002, directors who are not employees of CorVu are to be compensated at the rate of $1,225 per month plus $1,225 for each Board meeting attended and $500 for each committee meeting attended. In addition, on July 11, 2001, each nonemployee director received a five-year nonqualified option to purchase 10,000 shares at an exercise price of $0.12 per share, which was the market value of CorVu's common stock on the date of grant.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of September 30, 2001 concerning the beneficial ownership of our Company's common stock by (i) each director of the company, (ii) each executive officer named in the Summary Compensation Table, (iii) the persons known by us to own more than 5% of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.


Name or                                         Number of Shares            Percent of Common
Identity of Group                               Beneficially Owned         Stock Outstanding(1)
-----------------                               ------------------         --------------------
David C. Carlson(2)(3)                                355,438                         1.7%
Ismail Kurdi(2)(4)                                  1,690,388                         8.3%
Justin M. MacIntosh(2)(5                           10,205,987                        46.6%
James L. Mandel(2)(6)                                 252,968                         1.3%
Alan M. Missroon(2)(7)                                350,895                         1.7%
Directors and executive officers as a group(8)     12,855,676                        56.8%
Opella Holdings Limited(9)(10)                      8,295,907                        39.7%
Troy Rollo(11)(12)                                  1,134,183                         5.6%
Rollosoft Pty Ltd(11)(13)                           1,080,558                         5.3%
Dominic K.K. Sum(9)(14)                             8,295,907                        39.7%

(1) The percentages are calculated on the basis of 20,157,781 outstanding shares of CorVu common stock. In addition, for each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

(2)   Address: 3400 W. 66th Street, Suite 445, Edina, MN 55435.

(3) Mr. Carlson's beneficial ownership includes 289,584 shares of common stock which may be purchased upon exercise of currently exercisable options.

(4) Mr. Kurdi's beneficial ownership includes 117,563 warrants and 10,000 shares which may be purchased upon exercise of currently exercisable options.

(5) Mr. MacIntosh's beneficial ownership includes (i) 7,541,733 shares and 754,174 warrants registered in the name of Barleigh Wells Limited (see also footnotes 10 and 11), (ii) 11,554 warrants held by Blamac Holdings Limited, (iii) 977,436 shares of common stock which may be purchased upon exercise of currently exercisable options and warrants held by Mr. MacIntosh, and (iv) 196,957 shares of common stock and 8,142 warrants held by Mr. MacIntosh's spouse. Mr. MacIntosh disclaims beneficial ownership of the shares and warrants registered in the name of his spouse.

(6) Mr. Mandel's beneficial ownership includes (i) 59,872 shares which may be purchased upon exercise of currently exercisable options and warrants held by Mr. Mandel and (ii) 40,350 shares and 4,035 warrants held by Mr. Mandel's spouse. Mr. Mandel disclaims beneficial ownership of the shares and warrants registered in the name of his spouse.

(7) Mr. Missroon's beneficial ownership includes 253,334 shares of common stock issuable under currently exercisable stock options.

(8) Includes 2,485,674 shares which may be purchased upon exercise of currently exercisable options and warrants.

(9) Address: c/o Tempio Corporate Consultants Limited, Suite 701, 7/F, 6-8 Pottinger Street, Central, HONG KONG.

(10) Opella Holdings Limited as trustee of The Asia Pacific Technology Trust is the beneficial owner of (i) 7,541,733 shares of common stock registered in the name of Barleigh Wells Limited as street name holder, and (ii) warrants to purchase 754,174 shares of common stock. Opella Holdings Limited shares beneficial ownership of the shares with Mr. MacIntosh (see footnote 5) and Mr. Sum (see footnote 14).

(11) Address: c/o Crispin & Jeffery, Level 2, 57 Grosvenor Street, Neutral Bay NSW 2089, AUSTRALIA.

(12) Mr. Rollo's beneficial ownership includes (i) 982,325 shares of common stock held by Rollosoft Pty. Limited, (ii) warrants to purchase 98,233 shares of common stock held by Rollosoft Pty. Limited, and (iii) 53,625 shares of common stock issuable under currently exercisable stock options.

(13) Mr. Rollo is the sole shareholder, director and officer of Rollosoft Pty. Limited. Rollosoft Pty. Limited's beneficial ownership includes warrants to purchase 98,233 shares of common stock held by Rollosoft Pty. Limited.

(14)  Mr. Sum is the sole shareholder of Opella Holdings Limited (see footnote
      10). The director of Opella Holdings Limited is Pio Services Limited whose sole shareholder is Tempio Group of Companies Limited which in turn is wholly owned by Mr. Sum. Pio

      Services Limited has two directors, one of which is Mr. Sum.


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

      On May 28, 1999, David Carlson, the Chief Financial Officer and a director of CorVu, and his wife Cynthia loaned CorVu $300,000. Interest payable was based upon a bank index rate plus 2%. CorVu paid the promissory note in full on December 13, 1999. On March 31, 2000, Mr. Carlson and his wife loaned CorVu $300,000. Interest payable is based upon a bank index rate plus 2%. As of June 30, 2001, the balance due under this loan was $50,000. Subsequent to June 30, 2001 the Company repaid $25,000 of this loan.

      One of the directors of CorVu, Ismail Kurdi, advanced to CorVu money at an interest rate of 5% per annum on numerous occasions in fiscal 1997, fiscal 1998 and fiscal 1999. Mr. Kurdi advanced $150,000 on June 26, 1997, $200,000 on October 28, 1997, and $250,000 on December 26, 1997. CorVu paid amounts of $80,000 each back to Mr. Kurdi on January 27, 1998 and February 27, 1998. Mr. Kurdi loaned $150,000 to CorVu on November 27, 1998, so that as of December 31, 1998, CorVu owed Mr. Kurdi the principal amount of $590,000 and interest totaling $29,489. Mr. Kurdi advanced $200,000 to CorVu on February 26, 1999 and $30,000 on April 14, 1999. As of June 30, 1999, outstanding loans from Mr. Kurdi to CorVu totaled $820,000. Mr. Kurdi and CorVu agreed to convert the amount of $790,000 into CorVu common stock, at a per share price of $2, effective June 30, 1999. On October 13, 1999, Mr. Kurdi advanced $150,000 to CorVu. On December 13, 1999, CorVu paid $30,000 to Mr. Kurdi. As of December 31, 1999, the principal amount of $150,000 was outstanding, as well as interest in the amount of $49,975. On January 31, 2000, we paid the principal of $150,000 back to Mr. Kurdi. In April 2000, Mr. Kurdi exercised warrants at $.01 per share and we reduced the amount of interest owing by the exercise price ($2,750). On February 15, 2001, the balance ($79,376) was converted into 387,200 shares of common stock at a price of $0.205, the market price of the stock.

      Justin M. MacIntosh, the Chairman, President, Chief Executive Officer of CorVu and one of our Directors, and his wife advanced money to CorVu on a regular basis. As of the end of fiscal year 2001, CorVu owed approximately $536,000 on these advances, including accrued interest of approximately $24,000. We intend to settle these amounts as soon as possible.

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

      (b) REPORTS ON FORM 8-K. On June 29, 2001, under Item 4 of Form 8-K, the Company reported that KPMG, LLP, resigned as the Company's auditors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORVU CORPORATION


Dated:  October 15, 2001                        By:    /s/ Justin M. MacIntosh
                                                       Justin M. MacIntosh,
                                                       Chief Executive Officer

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


Signature and Title                                            Date
-------------------                                            ----
/s/ Justin M. Macintosh
-----------------------------------------------
Justin M. MacIntosh, Chairman of the Board,                October 15, 2001
President and Chief Executive Officer (principal
executive officer)

/s/ David C. Carlson
-----------------------------------------------
David C. Carlson, Chief Financial Officer and              October 15, 2001
Director (principal financial and accounting
officer)

/s/ Ismail Kurdi
-----------------------------------------------
Ismail Kurdi, Director                                     October 15, 2001

/s/ James L. Mandel
-----------------------------------------------
James L. Mandel, DirectorOctober 15, 2001

/s/ Alan Missroon
-----------------------------------------------
Alan Missroon, Director                                    October 15, 2001

                                                              CORVU CORPORATION
                                EXHIBIT INDEX FOR
                        FORM 10-KSB FOR 2001 FISCAL YEAR


  Exhibit
  Number                         Description
  --------                       -----------
2           Agreement and Plan of Reorganization between CorVu Corporation and Minnesota American, Inc. dated as of November 17,
            1999-incorporated by reference to Exhibit 2 to Registrant's Form
            10-SB, File No. 000-29299

3.1 Articles of Incorporation of the Registrant as amended to date-incorporated by reference to Exhibit 3.1 to Registrant's
            Form 10-SB, File No. 000-29299

3.2 Bylaws-incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB, File No. 000-29299

4           Rights of Holders of Series A Convertible Preferred Stock-see
            Article 3 of Articles of Incorporation (Exhibit 3.1)

10.1        Subscription Agreement and Letter of Investment Intent, dated April
            27, 1999, from Ismail Kurdi, accepted by CorVu Corporation, to
            Purchase 150,000 Shares of Common Stock and Warrants to Purchase
            150,000 Shares of Common Stock of CorVu Corporation, including
            Warrant to Ismail Kurdi to Purchase 150,000 Shares of Common Stock of CorVu Corporation-incorporated by reference to Exhibit 10.1 to Registrant's Form 10-SB, File No. 000-29299

10.2        Subscription Agreement and Letter of Investment Intent, dated June
            30, 1999, from Ismail Kurdi, accepted by CorVu Corporation, to
            Purchase 125,000 Shares of Common Stock and Warrants to Purchase
            125,000 Shares of Common Stock of CorVu Corporation, including
            Warrant to Ismail Kurdi to Purchase 125,000 Shares of Common Stock of CorVu Corporation-incorporated by reference to Exhibit 10.2 to Registrant's Form 10-SB, File No. 000-29299

10.3        Subscription Agreement and Letter of Investment Intent, dated June
            30, 1999, from Ismail Kurdi to Subscribe for 395,000 Shares of
            Common Stock of CorVu Corporation in full satisfaction and payment of cash advances-incorporated by reference to Exhibit 10.3 to Registrant's Form 10-SB, File No. 000-29299

10.4*       Employment Agreement between Registrant and Justin MacIntosh, dated
            July 1, 1999-incorporated by reference to Exhibit 10.4 to
            Registrant's Form 10-SB, File No. 000-29299

10.5*       Employment Agreement between Registrant and David C. Carlson, dated
            July 15, 1996 and amended July 20, 1999-incorporated by reference to
            Exhibit 10.5 to Registrant's Form 10-SB, File No. 000-29299

10.6*       Employment Agreement between Registrant and Alan M. Missroon, dated
            January 2, 1997-incorporated by reference to Exhibit 10.6 to
            Registrant's Form 10-SB, File No. 000-29299

10.7        Sublease Agreement between Arcadia Financial Ltd. and CorVu North
            America for premises at 3400 West 66th Street, Edina, Minnesota; and
            Consent to Subletting of Premises, given by Landlord United
            Properties Investment Company-incorporated by reference to Exhibit
            10.7 to Registrant's Form 10-SB, File No. 000-29299

10.8        Commercial Lease between Viestall Pty. and CorVu Australasia Pty.
            Ltd., dated April 15, 1999, for the premises at Level 4, 1 James
            Place, North Sydney-incorporated by reference to Exhibit 10.8 to
            Registrant's Form 10-SB, File No. 000-




            29299

10.9        Underlease between Michael John Haynes, Raymond John Evans, Terrance
            Guy Hawker and CorVu PLC and CorVu Corporation for premises at
            Craven House, 40 Uxbridge Road, London W5-incorporated by reference to Exhibit 10.9 to Registrant's Form 10-SB, File No. 000-29299

10.10       Loan Agreement between CorVu Australasia Pty Ltd, CorVu North
            America, Inc., CorVu PLC and Integral Business Finance Pty.
            Limited-incorporated by reference to Exhibit 10.10 to Registrant's
            Form 10-SB, File No. 000-29299

10.11       Specific and Floating Charge / Deed of Charge between CorVu
            Australasia Pty Ltd. and Integral Business Finance Pty.
            Limited-incorporated by reference to Exhibit 10.11 to Registrant's
            Form 10-SB, File No. 000-29299

10.12       Letter Agreement between CorVu Corporation and Jon Adams Financial
            Co., L.L.P., dated 12 May, 1999, as amended October 27,
            1999-incorporated by reference to Exhibit 10.12 to Registrant's Form
            10-SB, File No. 000-29299

10.13       Bridge Loan Agreement dated as of November 15, 1999 between CorVu
            Corporation and Gildea Management Company - The Network Funds, including Subordinated Unsecured Convertible Promissory Note for
            $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of November 15, 1999-incorporated by reference to Exhibit 10.13 to Registrant's Form 10-SB, File No.
            000-29299

10.14       Bridge Loan Agreement dated as of November 15, 1999 between CorVu
            Corporation and Calton, Inc., including Subordinated Unsecured
            Convertible Promissory Note for $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of
            November 15, 1999-incorporated by reference to Exhibit 10.14 to
            Registrant's Form 10-SB, File No. 000-29299

10.15*      CorVu Corporation 1996 Stock Option Plan, as amended through
            November 30, 1999 and approved by the shareholders at their meeting on January 13, 2000-incorporated by reference to Exhibit 10.15 to Registrant's Form 10-SB, File No. 000-29299

10.16* Minnesota American, Inc. 1993 Stock Incentive Plan as amended and approved by the shareholders at their meeting on January 30, 1996-incorporated by reference to Exhibit 10.16 to Registrant's Form
            10-SB, File No. 000-29299

10.18*      Amendment to Employment Agreement between CorVu Corporation and
            Justin MacIntosh, dated January 1, 2001

21          Subsidiaries of the Registrant-incorporated by reference to Exhibit
            22 to Registrant's Form 10-SB, File No. 000-29299

23.1        Consent of Independent Auditors - KPMG LLP

23.2        Consent of Independent Auditors - Virchow, Krause & Company, LLP

24          Power of Attorney (contained on Signature Page of this Form 10-KSB)


* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.