Form 10QSB
period 2001-09-30
CORVU CORP
filed 2001-11-14
CIK 1103341

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________to _________.

Commission File No. 000-29299

CorVu Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-1457090
(State of Incorporation)	(IRS Employer ID #)

3400 West 66th Street Edina, Minnesota	55435
(Address of Principal Executive Offices)	(zip code)

952-944-7777
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares as of November 14, 2001:  20,362,657

CorVu Corporation

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2001 (Unaudited) and June 30, 2001

	September 30,	June 30,
	2001	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,956	77,409
Trade accounts receivable, net of allowance for doubtful accounts of $133,000 and $145,000, respectively	1,479,886	2,668,802
Prepaid expenses and other	137,202	145,403

Total current assets	1,643,044	2,891,614
Furniture, fixtures and equipment, net	112,404	105,073

	$1,755,448	2,996,687
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,671,425	2,951,684
Accrued compensation and related costs	2,254,989	2,600,675
Deferred revenue	2,064,454	2,120,172
Accrued interest	25,749	23,663
Other accrued expenses	543,410	741,816
Note payable	58,104	188,123
Director advances	683,485	562,345

Total current liabilities	8,301,616	9,188,478

Stockholders’ deficit:
Undesignated capital stock, 24,000,000 shares	—	—
Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; 200 shares issued and outstanding	2,000	2,000
Common stock, $0.01 par value; 75,000,000 shares authorized; 20,157,781 shares issued and outstanding	201,522	201,522
Additional paid-in capital	16,161,541	16,159,995
Accumulated deficit	(23,322,837)	(22,641,345)
Deferred compensation	(10,000)	(318,100)
Accumulated other comprehensive income	421,606	404,137

Total stockholders’ deficit	(6,546,168)	(6,191,791)

Total liabilities and stockholders’ deficit	$1,755,448	2,996,687

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

Three Month Periods Ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net loss	$(681,427)	(2,281,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,727	12,210
Warrants and stock options vested	309,646	404,950
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,254,885	1,651,325
Other current assets	8,201	(3,110)
Accounts payable	(295,874)	(86,624)
Accrued compensation and related costs	(364,867)	231,499
Deferred revenue	(58,810)	152,901
Accrued interest	2,086	1,660
Other accrued expenses	(209,415)	(71,868)

Net cash provided by (used in) operating activities	(22,848)	11,701

Cash flows from investing activities:
Capital expenditures	(20,058)	—

Net cash used in investing activities	(20,058)	—

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	—	7,500
Repayment of note payable	(130,019)	—
Borrowings on director advances	156,800	54,680
Repayment on director advances	(35,660)	(50,000)

Net cash provided by (used in) financing activities	(8,879)	12,180

Effect of exchange rate changes on cash	332	472

Net increase (decrease) in cash and cash equivalents	(51,453)	24,353

Cash and cash equivalents at beginning of period	77,409	46,745

Cash and cash equivalents at end of period	$25,956	71,098

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

For the Three Month Periods Ended September 30, 2001 and 2000

	2001	2000
Revenues:
Software and license fees	$930,124	909,463
Maintenance, consulting, and other	1,269,116	1,537,766

Total revenues	2,199,240	2,447,229

Operating costs and expenses:
Cost of maintenance, consulting, and other	609,416	898,776
Product development	269,918	295,376
Sales and marketing	906,866	1,823,687
General and administrative	1,071,794	1,681,978

Total operating costs and expenses	2,857,994	4,699,817

Operating loss	(658,754)	(2,252,588)

Interest expense	(22,673)	(28,654)

Net loss	$(681,427)	(2,281,242)

Loss per common share—basic and diluted	$(0.03)	(0.12)

Weighted average shares—basic and diluted	20,157,781	19,515,621

See accompanying notes to unaudited consolidated financial statements.

CorVu Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements For the Three Month Periods Ended
September 30, 2001 and 2000

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

(2)           Summary of Significant Accounting Policies

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

(b)   Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period assuming the exercise of dilutive stock options and warrants. The dilutive effect of stock options and warrants is computed using the average market price of the Company’s stock during each period under the treasury stock method. In periods where losses have occurred, options and warrants are considered anti-dilutive and thus have not been included in the diluted loss per common share calculations.

(3)           Comprehensive Loss

Comprehensive loss and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2001	September 30, 2000
Net Loss	$(681,427)	$(2,281,242)

Other comprehensive loss:

Foreign currency translation

Adjustment	17,469	125,289

Total comprehensive loss	$(663,958)	$(2,155,953)

(4)           Liquidity

The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2001, the Company incurred an operating loss of $3,168,265. Subsequently, for the three-month period ended September 30, 2001, the Company incurred an operating loss of $658,754. As of September 30, 2001, the Company had an accumulated deficit of $23,322,837, total stockholders’ deficit of $6,546,168, and negative working capital of $6,658,572. In addition, as of November 14, 2001, due to inadequate funds, the Company has not paid the outstanding principal on director advances discussed in Note 7 and, has not remitted approximately $620,000 of employee and employer payroll taxes.

Going forward the Company must raise additional cash either through raising additional capital or through profits from operations.

Management anticipates the impact of the actions listed below will generate sufficient cash flows to pay past due debts and fund the Company’s future operations.

1.     Continue to increase the Company’s revenues from software licenses and other revenue sources.

2.     Increase the level of indebtedness.

3.     Solicit additional equity investment in the Company.

4.     Reduce operating costs, as deemed necessary, in the event the sales of product licenses and/or additional equity or debt financing do not generate adequate proceeds.

(5)           Note Payable

In February 1998, the Company entered into a loan agreement in the amount of approximately $927,000 with a third party lender. During fiscal 1999, the Company borrowed an additional $480,000. The note is secured by the assets of the Company. The interest rate on the outstanding principal balance is based on an index defined in the loan agreement plus 7%, with interest due monthly. On September 30, 2001 and June 30, 2000 the interest rates were 11.51% and 12.025%, respectively.The outstanding principal balance became due on December 15, 1999. During fiscal 2001, the Company made principal payments totaling approximately $411,000. As of November 14, 2001, the note has been paid in full.

(6)           Director Advances

The Company has received interest-bearing advances from certain directors of the Company. Interest rates vary from 8.0% to 8.5% as of September 30, 2001. These amounts are classified as current liabilities as the Company anticipates paying the amounts during the year ending June 30, 2002.

(7)           Installment Agreement with Internal Revenue Service

On March 29, 2001, the Company entered into an installment agreement with the Internal Revenue Service regarding the repayment of past due payroll taxes, penalties and interest. As of that date, the amount due under this agreement was approximately $931,000. The agreement called for monthly payments of $100,000 on April 15, 2001, $50,000 on May 15, 2001, $100,000 on June 15, 2001, $200,000 on July 15, 2001 and $100,000 on the fifteenth of each month thereafter, with any remaining balance being due on January 15, 2002. In July 2001, the Company renegotiated the monthly payment amounts to $50,000 per month. As of September 30, 2001, the balance due under this agreement was approximately $680,000, including penalties and accrued interest.  In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company’s assets. This lien will be removed once all payments under the agreement are made.

(8)           Litigation

In April 2001, the Company and its officers and directors were served a lawsuit brought by Calton, Inc. (“Calton”) and Gildea Management Company (“Gildea”) in the Superior Court of New Jersey, Monmouth County. After removal to federal court, the case was transferred to the United States District Court, District of Minnesota.  Calton and Gildea purchased securities from the Company in November 1999 and January 2000. The lawsuit claims that Company officials knowingly provided false and misleading information regarding the historical and future financial performance of the Company to the shareholders, which induced them to make these investments, which totaled approximately $1.5 million. Calton and Gildea are seeking damages in an unspecified amount or, in the alternative, rescission of the stock purchase agreements. The case is being handled by the Company’s attorney and its insurance carrier. The Company believes it has meritorious defenses against these claims.

In April 2001, the Company was served a lawsuit brought by American Express Travel Related Services Company, Inc. in the Supreme Court of the State of New York, County of New York. The plaintiff is seeking payment of the balance due them of approximately $976,000, which has been recorded by the Company as of June 30, 2001 in the accompanying balance sheet. On November 9, 2001 the Company entered into a Stipulation of Settlement agreement with American Express under which the Company agreed to make payments as follows: $25,000 on November 15, 2001, $100,000 on November 30, 2001, March 31, 2002 and June 30, 2002, $125,000 on September 30, 2002, $150,000 on December 31, 2002, March 31, 2003 and June 30, 2003 and $70,000 on September 30, 2003. In addition, the Company agreed to make a final payment on December 31, 2003 of any remaining principal plus accrued interest on the unpaid principal balance from the date of the agreement to December 31, 2003 at a rate of 9% per annum. In the event of default, the obligation is accelerated, the interest rate is increased to 15% and legal fees in the amount of $100,000 would become due. The Company has also granted a security interest in the receivables of CorVu North America, Inc. to American Express as part of this settlement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three Month Periods Ended September 30, 2001 and 2000

REVENUES:

Total revenue for the three-month period ended September 30, 2001 decreased $247,989 (10%) compared to the same period a year ago.

Software and license fee revenues increased $20,661 (2%) from $909,463 for the three-month period ended September 30, 2000 to $930,124 for the three-month period ended September 30, 2001. This increase was accomplished in spite of the current economic climate and a 49% reduction in sales staff since the same period last year (see discussion of Sales and Marketing expenses below).

Maintenance, consulting and other revenues decreased $268,650 (17%), from $1,537,766 for the three-month period ended September 30, 2000 to $1,269,116 for the three-month period ended September 30, 2001. This was caused by a reduction in revenue attributable to consulting and training services of $378,375 (39%). Several factors which contributed to this reduction included (1) a 10% reduction in professional services personnel, (2) an overall reduction in billable hours due to decreased demand for the services and (3) an increase in services delivered at discounted hourly rates. In addition, the terrorist events that occurred in the U.S. caused the postponement of scheduled consulting engagements and public training classes.  This reduction was partially offset by an increase in annual maintenance revenues of $109,725 (22%), which continue to increase in line with the increased customer base.

OPERATING EXPENSES:

Operating expenses decreased $1,841,823 (39%) for the three-month period ended September 30, 2001, from the same period last year.

Cost of maintenance, consulting and other expenses decreased $289,360 (32%) for the three-month period ended September 30, 2001, from the same period last year.  As explained above, this was primarily caused by a 10% reduction in professional service personnel.

Product development costs decreased $25,458 (9%) for the three-month period ended September 30, 2001, from the same period last year. A temporary reduction of one product development employee caused this reduction in expense. Management continues to invest in product development to further improve and enhance its product offerings.

Sales and marketing expenses decreased $916,821 (50%) for the three-month period ended September 30, 2001, from the same period last year.  A 49% reduction in sales and marketing personnel from 57 people at September 30, 2000 to 29 people at September 30, 2001 led to a reduction in costs such as salaries, wages and employee benefits, sales commissions, remote sales office expenses and travel costs.

General and administrative expenses decreased $610,184 (36%) for the three-month period ended September 30, 2001, from the same period last year. Many factors contributed to this including a reduction in salaries due to the amendment of the chief executive officer’s employment contract, a reduction in financing costs which were incurred last year due to capital raising activities, a reduction in accounting and audit fees due to a change in the Company’s public auditing firm and reductions in all travel and general overhead costs.

INTEREST EXPENSE:

Interest expense decreased $5,981 (21%) for the three-month period ended September 30, 2001, compared to the same period last year. This was due to a decrease in the balance on the note payable from $546,000 as of September 30, 2000 to $58,000 as of September 30, 2001.

NET LOSSES:

CorVu incurred net losses of $681,427 and $2,281,242 for the three-month periods ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased by $51,453 during the three-month period ended September 30, 2001 from $77,409 as of June 30, 2001 to $25,956 as of September 30, 2001. Net cash used in operating activities was $22,848 for the period ended September 30, 2001. This was caused by the net loss discussed above. Net cash used in investing activities was $20,058, reflecting the acquisition of property and equipment during the period. Net cash used in financing activities was $8,879 for the period ended September 30, 2001. During the period, the Company repaid $130,019 of a note payable, received borrowings from a director of $156,800 and repaid director loans in the amount of $35,660.

CorVu’s management intends to undertake one or several of the following activities: (1) continue to increase CorVu’s revenues from software licenses and other revenue sources; (2) increase the level of indebtedness; (3) solicit additional equity investment in the Company; (4) reduce operating costs, as deemed necessary, in the event the sales of product licenses and / or additional equity or debt financing do not generate adequate proceeds. CorVu’s management believes these activities will generate sufficient cash flows to sustain CorVu’s operations for the foreseeable future.

Forward Looking Statements

This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

In April 2001, the Company was served a lawsuit brought by American Express Travel Related Services Company, Inc. in the Supreme Court of the State of New York, County of New York. The plaintiff is seeking payment of the balance due it of approximately $976,000, which has been recorded by the Company as of June 30, 2001 in its balance sheet. On November 9, 2001 the Company entered into a Stipulation of Settlement agreement with American Express under which the Company agreed to make payments as follows: $25,000 on November 15, 2001, $100,000 on November 30, 2001, March 31, 2002 and June 30, 2002, $125,000 on September 30, 2002, $150,000 on December 31, 2002, March 31, 2003 and June 30, 2003 and $70,000 on September 30, 2003. In addition, the Company agreed to make a final payment on December 31, 2003 of any remaining principal plus accrued interest on the unpaid principal balance from the date of the agreement to December 31, 2003 at a rate of 9% per annum. In the event of default, the obligation is accelerated, the interest rate increases to 15% and legal fees in the amount of $100,000 would become due. The Company has also granted a security interest in the receivables of CorVu North America, Inc. to American Express as part of this settlement.

A lawsuit against the Company by Calton, Inc. and Gildae Management Company is contained in the Company’s Form 10-KSB for the fiscal year ended June 30, 2001.

Item 2.   Changes in Securities and Use of Proceeds.

None

Item 3.   Default Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits: None

(b)  Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVU CORPORATION

Date: November 14, 2001	By	/s/ David C. Carlson
David C. Carlson, Chief Financial Officer