Form 10QSB
period 2001-12-31
CORVU CORP
filed 2002-02-14
CIK 1103341

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

For the transition period from                   to                  .

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares as of January 31, 2002:  20,442,651

CorVu Corporation

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 (Unaudited) and June 30, 2001

	December 31,	June 30,
Assets	2001	2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$56,913	77,409
Trade accounts receivable, net of allowance for doubtful accounts of $105,000 and $145,000, respectively	2,289,104	2,668,802
Prepaid expenses and other	131,144	145,403
Total current assets	2,477,161	2,891,614
Property and equipment, net	121,888	105,073
	$2,599,049	2,996,687

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,068,130	2,951,684
Accrued compensation and related costs	2,530,144	2,600,675
Deferred revenue	2,267,775	2,120,172
Accrued interest	43,565	23,663
Other accrued expenses	396,810	741,816
Notes payable	—	188,123
Notes payable – stockholder	665,326	562,345
Total current liabilities	8,971,750	9,188,478

Stockholders’ deficit:
Undesignated, 24,000,000 shares	—	—
Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; 200 shares issued and outstanding	2,000	2,000
Common stock, $0.01 par value; 75,000,000 shares authorized; 20,442,651 and 20,157,781 shares issued and outstanding	204,370	201,522
Additional paid-in capital	16,189,698	16,159,995
Accumulated deficit	(23,112,432)	(22,641,345)
Deferred compensation	(10,000)	(318,100)
Foreign currency translation adjustment	353,663	404,137
Total stockholders’ deficit	(6,372,701)	(6,191,791)
Total liabilities and stockholders’ deficit	$2,599,049	2,996,687

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Month Periods Ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(471,022)	(2,780,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,264	26,349
Warrants and stock options vested	309,646	483,761
Salary forgiven by executive	—	241,586
Changes in operating assets and liabilities:
Trade accounts receivable, net	293,889	1,650,901
Other current assets	14,259	(62,599)
Accounts payable	90,065	344,824
Accrued compensation and related costs	(54,591)	(271,436)
Deferred revenue	114,246	14,458
Accrued interest	19,902	(63)
Other accrued expenses	(267,038)	367,092
Due to affiliates	—	(17,500)
Net cash provided (used) in operating activities	78,620	(3,585)

Cash flows from investing activities:
Capital expenditures	(46,079)	—
Net cash used in investing activities	(46,079)	—

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	19,005	39,728
Repayment of notes payable	(188,123)	(69,081)
Borrowings on notes payable - stockholder	161,381	212,657
Repayment on notes payable - stockholder	(46,400)	(50,000)
Other	—	1,994
Net cash provided (used) by financing activities	(54,137)	135,298
Effect of exchange rate changes on cash	1,100	(3,378)
Net increase (decrease) in cash and cash equivalents	(20,496)	128,335
Cash and cash equivalents at beginning of period	77,409	46,745
Cash and cash equivalents at end of period	$56,913	175,080

Conversion of director advance into common stock	$12,000	—

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Six Month Periods Ended December 31, 2001 and 2000

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Revenues:
Software and license fees	$1,602,874	1,191,693	2,532,998	2,101,156
Maintenance, consulting, and other	1,383,364	2,015,414	2,652,480	3,553,180

Total revenues	2,986,238	3,207,107	5,185,478	5,654,336

Operating costs and expenses:
Cost of maintenance, consulting, and other	728,963	799,475	1,338,379	1,698,251
Product development	285,222	301,317	555,140	596,693
Sales and marketing	986,947	1,232,366	1,893,813	3,056,053
General and administrative	724,513	1,347,279	1,796,307	3,029,257

Total operating costs and expenses	2,725,645	3,680,437	5,583,639	8,380,254

Operating income (loss)	260,593	(473,330)	(398,161)	(2,725,918)

Interest expense, net	(50,188)	(26,386)	(72,861)	(55,040)

Net income (loss)	$210,405	(499,716)	(471,022)	(2,780,958)

Net Income (loss) per common share—basic	$.01	(0.03)	(0.02)	(0.14)
Weighted average shares—basic	20,367,280	19,567,864	20,262,531	19,541,742
Net Income (loss) per common share—fully diluted	$.01	(0.03)	(0.02)	(0.14)
Weighted average shares—fully diluted	20,833,342	19,567,864	20,262,531	19,541,742

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the Three and Six

Month Periods Ended December 31, 2001 and 2000

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

(b)           Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period assuming the exercise of dilutive stock options and warrants.  The dilutive effect of stock options and warrants is computed using the average market price of the Company’s stock during each period under the treasury stock method.  In periods where losses have occurred, options and warrants are considered anti-dilutive and thus have not been included in the diluted income (loss) per common share calculations.

(3)           Comprehensive Income (Loss)

Comprehensive income (loss) and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
Net Income (Loss)	$210,405	$(499,716)	$(471,022)	$(2,780,958)
Other comprehensive income (loss):
Foreign currency translation adjustment	(67,943)	(52,555)	(50,474)	72,734
Total comprehensive income (loss)	$142,462	$(552,271)	$(521,496)	$(2,708,224)

(4)           Liquidity

The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern.  During the year ended June 30, 2001, the Company incurred an operating loss of $3,168,265.  Subsequently, for the six-month period ended December 31, 2001, the Company incurred an operating loss of $398,161.  As of December 31, 2001, the Company had an accumulated deficit of $23,112,432, total stockholders’ deficit of $6,372,701, and negative working capital of $6,494,589.  In addition, as of February 14, 2002, due to inadequate funds, the Company has not remitted approximately $442,000 of employee and employer payroll taxes, including penalties and interest.

Going forward the Company must generate additional cash through profits from operations or otherwise. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay past due debts and fund the Company’s future operations.

1.                                       Continue to increase the Company’s revenues from software licenses and other revenue sources.

2.                                       Reduce operating costs, as deemed necessary.

(5)           Note Payable

In February 1998, the Company entered into a loan agreement in the amount of approximately $927,000 with a third party lender.  During fiscal 1999, the Company borrowed an additional $480,000.  The note was secured by substantially all of the assets of the Company.  The interest rate on the outstanding principal balance was based on an index defined in the loan agreement plus 7%, with interest due monthly.  The balance on this note was paid in full during the period ended December 31, 2001.

(6)           Notes Payable- Stockholder

The Company has received interest-bearing advances from a stockholder under term notes. The notes bear interest at 8.5%, are due on demand and expire December 31, 2006. The notes are secured by substantially all of the assets of the Company. These amounts are classified as current liabilities in the accompanying balance sheets.

In December 2001, a director converted the remaining balance under a note ($12,000) into 80,000 shares of common stock at a price of $0.15 per share, the fair market value of the stock on the date of conversion.

(7)           Installment Agreement with Internal Revenue Service

On March 29, 2001, the Company entered into an installment agreement with the Internal Revenue Service regarding the repayment of past due payroll taxes, penalties and interest. As of that date, the amount due under this agreement was approximately $931,000. The agreement called for monthly payments of $100,000 on April 15, 2001, $50,000 on May 15, 2001, $100,000 on June 15, 2001, $200,000 on July 15, 2001 and $100,000 on the fifteenth of each month thereafter, with any remaining balance being due on January 15, 2002. In July 2001, the Company renegotiated the monthly payment amounts to $50,000 per month. As of December 31, 2001, the balance due under this agreement was approximately $524,000, including penalties and accrued interest.  In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company’s assets. This lien will be removed once all payments under the agreement are made.

(8)           Creditor Settlement Agreement

On November 9, 2001 the Company entered into a Stipulation of Settlement agreement with a creditor under which the Company agreed to make payments on account as follows: $25,000 on November 15, 2001, $100,000 on November 30, 2001, March 31, 2002 and June 30, 2002, $125,000 on September 30, 2002, $150,000 on December 31, 2002, March 31, 2003 and June 30, 2003 and $70,000 on September 30, 2003. In addition, the Company agreed to make a final payment on December 31, 2003 of any remaining principal plus accrued interest on the unpaid principal balance from the date of the agreement to December 31, 2003 at a rate of 9% per annum. In the event of default, the obligation is accelerated, the interest rate is increased to 15% and legal fees in the amount of $100,000 would become due. The Company has also granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of December 31, 2001, the balance under this obligation, which is included in accounts payable in the accompanying balance sheets, was approximately $890,000, including accrued interest.

(9)           Litigation

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

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three and Six Month Periods Ended December 31, 2001 versus December 31, 2000

REVENUES:

Total revenue for the three and six-month periods ended December 31, 2001 decreased 7% and 8%, respectively, compared to the same periods a year ago.

Software revenues increased $411,181 (35%) and $431,842 (21%) for the three and six-month periods ended December 31, 2001, respectively, from the same periods last year. These increases reflect an improvement in new license sales and the signing of new customers in spite of current economic times and a 34% reduction in sales staff since the same period last year (see discussion of Sales and Marketing expenses below).

Maintenance, consulting and other revenues decreased $632,050 (61%) and $900,700 (45%), for the three and six-month periods ended December 31, 2001, respectively, from the same periods last year. These decreases were caused by (1) a 38% reduction in professional services personnel in the North American region, (2) an overall reduction in billable hours due to a decreased demand for services because of lower software and license fee revenue during the quarter ended September 30, 2001 and (3) an increase in services delivered at discounted hourly rates based on partner activity and the lower demand for the services.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $954,792 (26%) and $2,796,615 (33%) for the three and six-month periods ended December 31, 2001, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses decreased $70,512 (9%) and $359,872 (21%) for the three and six-month periods ended December 31, 2001, respectively, from the same periods last year.  As explained above, this was caused by the reduced demand for professional services and a 38% reduction in personnel in the North American region.

Product development costs decreased $16,095 (5%) and $41,553 (7%) for the three and six-month periods ended December 31, 2001, respectively, from the same periods last year.  These decreases were caused by a reduction in the number of development staff from 18 as of December 31, 2000 to 16 as of December 31, 2001.

Sales and marketing expenses decreased $245,419 (20%) and $1,162,240 (38%) for the three and six-month periods ended December 31, 2001, respectively, from the same periods last year, due to the lower number of employees working in that sector (as discussed above under Software and license revenue) and other factors such as lower expenditures for remote sales offices, travel expenses, reduction of middle sales management staff, advertising, production of marketing materials, and participation in trade show activities.

General and administrative expenses decreased $622,766 (46%) and $1,232,950 (41%) for the three and six-month periods ended December 31, 2001, respectively, from the same periods last year. Many factors have contributed to this including an amendment of the chief executive officer’s employment contract, a reduction in audit and tax fees due to a change in the Company’s public accounting firm and overall reductions in travel and general overhead costs.

INTEREST EXPENSE, NET:

Interest expense, net increased $23,802 (90%) and $17,821 (32%) for the three and six-month periods ended December 31, 2001, respectively, compared to the same periods last year. Interest charges recorded are reflective of settlement agreements currently being serviced with the Internal Revenue Service, a creditor and notes payable- stockholder (see footnotes to unaudited financial statements).

NET INCOME (LOSS):

CorVu Corporation reported net income of $210,405 and incurred a net loss of $471,022 for the three and six-month periods ended December 31, 2001, respectively, compared to net losses of $499,716 and $2,780,958 for the three and six-month periods ended December 31, 2000, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased by $20,496 during the six-month period ended December 31, 2001 from $77,409 as of June 30, 2001 to $56,913 as of December 31, 2001.  Net cash provided in operating activities was $78,620 for the six-month period ended December 31, 2001. Net cash used in investing activities was $46,079, reflecting the acquisition of capital assets during the period. Net cash used by financing activities was $54,137 for the six-month period ended December 31, 2001.  Proceeds from the sale of common stock were $19,005, net of costs.  In addition, during the six-month period ended December 31, 2001, the Company repaid $188,123 of an existing note payable.  Additionally, the Company received borrowings from a stockholder of approximately $161,000 and repaid amounts under notes payable- stockholder in the amount of $46,400.

In addition, CorVu’s management intends to undertake one or several of the following activities: (1) continue to increase CorVu’s revenues from software licenses and other revenue sources; (2) reduce operating costs, as deemed necessary.  CorVu’s management believes that these activities will generate sufficient cash flows to sustain CorVu’s operations through the end of fiscal 2002.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Item 2 of Part II of Form 10Q-SB for the quarter ended September 30, 2001.

Item 2.    Changes in Securities and Use of Proceeds.

Effective December 19, 2001, the Registrant issued 80,000 shares of Common Stock to David C. Carlson, Chief Financial Officer of the Registrant, in consideration of the cancellation of debt in the aggregate amount of $12,000. The Registrant relied on Section 4(2) of the Securities Act of 1933 for the offer and sale of such shares. Mr. Carlson represented his intention to acquire the shares for investment purposes only and not with a view to the distribution thereof. In addition, a restrictive securities legend has been placed on the certificates representing such shares.

Item 3.    Default Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K

(a)         Exhibits:  None

(b)        Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVU CORPORATION

Date: February 14, 2002	By	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer