Form 10KSB/A
period 2001-06-30
CORVU CORP
filed 2002-03-20
CIK 1103341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                              FORM 10-KSB/A (NO. 1)

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

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one).  YES      NO  X
                                                               -----   -----

================================================================================

This Form 10-KSB/A is being filed to amend (i) the Summary Compensation Table contained in Item 10 of Part III, and (ii) Item 12 of Part III.


                                    PART III


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

                                                                                  Long Term Compensation
                                                                           -------------------------------------
                                                                                    Awards             Payouts
                                                                           -------------------------------------
                                             Annual Compensation           Restricted    Securities     LTIP         All Other
    Name and Principal                       -------------------              Stock      Underlying    Payouts     Compensation
       Position              Fiscal   Salary ($)   Bonus ($)    Other ($)   Awards ($)   Options ($)     ($)            ($)
--------------------------- -------- ------------ ----------- ------------ ------------ ------------- ---------- ------------------
Justin M.                    2001      276,800        --          --           --          40,000        --             --
MacIntosh(1)(2)              2000      442,640        --          --           --         843,750        --             --
  Chairman and Chief         1999      412,000        --          --           --            -           --             --
  Executive Officer

David C. Carlson             2001      115,000      13,500        --            --        125,000        --             --
  Chief Financial            2000      115,000      52,000        --            --         90,000        --             --
  Officer                    1999      100,000        --                        --         45,000        --             --

Alan M. Missroon             2001      150,000      20,000        --            --        125,000        --             --
  Vice President             2000      150,000      80,000        --            --         53,750        --             --
  of Marketing               1999      124,500        --          --            --         11,250        --             --

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

                                Number of Shares         Percent of Total        Exercise or
                               Underlying Options       Options Granted to       Base Price
Name                              Granted (1)         Employees in Fiscal Year    Per Share       Expiration Date
---------------------------- ----------------------- ------------------------- ---------------- --------------------
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

OPTION EXERCISES DURING 2001 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No options were exercised by the named executive officers during fiscal 2001. The following table provides information related to the number and value of options held at June 30, 2001:

                                      NUMBER OF SECURITIES
                                     UNDERLYING UNEXERCISED                    VALUE OF UNEXERCISED IN-THE-
                                   OPTIONS AT FISCAL YEAR END               MONEY OPTIONS AT FISCAL YEAR END(1)
------------------------------ ------------------------------------- ------------------------------------------------
NAME                             EXERCISABLE       UNEXERCISABLE            EXERCISABLE             UNEXERCISABLE
------------------------------ ----------------- ------------------- --------------------------- --------------------
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

         One of the directors of CorVu, Ismail Kurdi, advanced to CorVu money at an interest rate of 5% per annum on numerous occasions in fiscal 1997, fiscal 1998 and fiscal 1999. Mr. Kurdi advanced $150,000 on June 26, 1997, $200,000 on
October 28, 1997, and $250,000 on December 26, 1997. CorVu paid amounts of $80,000 each back to Mr. Kurdi on January 27, 1998 and February 27, 1998. Mr. Kurdi loaned $150,000 to CorVu on November 27, 1998, so that as of December 31, 1998, CorVu owed Mr. Kurdi the principal amount of $590,000 and interest totaling $29,489. Mr. Kurdi advanced $200,000 to CorVu on February 26, 1999 and $30,000 on April 14, 1999. As of June 30, 1999, outstanding loans from Mr. Kurdi to CorVu totaled $820,000. Mr. Kurdi and CorVu agreed to convert the amount of $790,000 into CorVu common stock, at a per share price of $2, effective June 30, 1999. On October 13, 1999, Mr. Kurdi advanced $150,000 to CorVu. On December 13, 1999, CorVu paid $30,000 to Mr. Kurdi. As of December 31, 1999, the principal amount of $150,000 was outstanding, as well as interest in the amount of $49,975. On January 31, 2000, we paid the principal of $150,000 back to Mr. Kurdi. In April 2000, Mr. Kurdi exercised warrants at $.01 per share and we reduced the amount of interest owing by the exercise price ($2,750). On February 15, 2001, Mr. Kurdi converted the interest owed on the advances ($47,871) together with unpaid director fees ($18,500) and reimbursable travel expenses incurred in attending Board meetings ($13,005) into 387,200 shares of common stock at a price of $0.205, the fair market value of the stock on the date of conversion.

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

                                      CORVU CORPORATION


Dated:  March 20, 2002                By: /s/ Justin M. MacIntosh
                                          --------------------------------------
                                          Justin M. MacIntosh, Chief Executive
                                          Officer