Form 10QSB
period 2002-03-31
CORVU CORP
filed 2002-05-13
CIK 1103341

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares as of April 30, 2002:  20,680,835

CorVu Corporation

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2002 (Unaudited) and June 30, 2001 (Audited)

	March 31,	June 30,
Assets	2002	2001
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$137,124	77,409
Trade accounts receivable, net of allowance for doubtful
accounts of $142,000 and $145,000, respectively	2,507,570	2,668,802
Prepaid expenses and other	157,940	145,403
Total current assets	2,802,634	2,891,614
Property and equipment, net	112,208	105,073
	$2,914,842	2,996,687

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,564,237	2,951,684
Accrued compensation and related costs	2,569,133	2,600,675
Deferred revenue	2,590,173	2,120,172
Accrued interest	87,870	23,663
Other accrued expenses	621,944	741,816
Notes payable	—	188,123
Notes payable— stockholder	681,935	562,345
Total current liabilities	9,115,292	9,188,478

Stockholders’ deficit:
Undesignated, 24,000,000 shares	—	—
Series A convertible preferred stock, par value $10 per share;
1,000,000 shares authorized; 200 shares issued and outstanding	2,000	2,000
Common stock, $0.01 par value; 75,000,000 shares authorized;
20,442,651 and 20,157,781 shares issued and outstanding	204,370	201,522
Additional paid-in capital	16,189,698	16,159,995
Accumulated deficit	(22,871,430)	(22,641,345)
Deferred compensation	(10,000)	(318,100)
Foreign currency translation adjustment	284,912	404,137
Total stockholders’ deficit	(6,200,450)	(6,191,791)
Total liabilities and stockholders’ deficit	$2,914,842	2,996,687

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Month Periods Ended March 31, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net loss	$(229,955)	(3,113,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,000	38,434
Warrants and stock options vested	309,646	497,582
Salary forgiven by executive	—	241,586
Changes in operating assets and liabilities:
Trade accounts receivable, net	(45,942)	2,664,555
Other current assets	(12,537)	(110,551)
Accounts payable	110,271	43,253
Accrued compensation and related costs	8,988	(125,658)
Deferred revenue	(133,925)	(401,772)
Accrued interest	64,207	(37,199)
Other accrued expenses	34,157	298,773
Due to affiliates	—	(23,358)
Net cash provided (used) in operating activities	148,910	(27,640)

Cash flows from investing activities:
Capital expenditures	(51,135)	—
Net cash used in investing activities	(51,135)	—

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	19,005	152,604
Repayment of notes payable	(188,123)	(235,862)
Borrowings on notes payable— stockholder	169,600	371,950
Repayment on notes payable— stockholder	(59,200)	(118,706)
Other	21,190	74,431
Net cash provided (used) by financing activities	(37,528)	244,417
Effect of exchange rate changes on cash	(532)	(33,309)
Net increase (decrease) in cash and cash equivalents	59,715	183,468
Cash and cash equivalents at beginning of period	77,409	46,745
Cash and cash equivalents at end of period	$137,124	230,213

Conversion of director advance into common stock	$12,000	—

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Nine Month Periods Ended March 31, 2002 and 2001

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Revenues:
Software and license fees	$1,250,631	1,363,253	3,783,629	3,464,409
Maintenance, consulting, and other	1,470,233	1,617,228	4,122,713	5,170,408

Total revenues	2,720,864	2,980,481	7,906,342	8,634,817

Operating costs and expenses:
Cost of maintenance, consulting, and other	683,258	794,173	2,021,637	2,492,424
Product development	248,965	281,953	804,105	878,646
Sales and marketing	849,330	1,223,277	2,743,143	4,279,330
General and administrative	651,028	950,181	2,447,335	3,979,438

Total operating costs and expenses	2,432,581	3,249,584	8,016,220	11,629,838

Operating income (loss)	288,283	(269,103)	(109,878)	(2,995,021)

Interest expense, net	(47,216)	(63,224)	(120,077)	(118,264)

Net income (loss)	$241,067	(332,327)	(229,955)	(3,113,285)

Net Income (loss) per common share-basic	$.01	(0.02)	(.01)	(0.16)
Weighted average shares-basic	20,442,651	19,692,823	20,321,696	19,589,524
Net Income (loss) per common share-fully diluted	$.01	(0.02)	(.01)	(0.16)
Weighted average shares-fully diluted	21,501,227	19,692,823	20,321,696	19,589,524

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the Three and Nine Month Periods Ended March 31, 2002 and 2001

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

(3)           Comprehensive Income (Loss)

Comprehensive income (loss) and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Net Income (Loss)	$241,067	$(332,327)	$(229,955)	$(3,113,285)
Other comprehensive income (loss):
Foreign currency translation adjustment	(68,751)	111,993	(119,225)	184,727
Total comprehensive income (loss)	$172,316	$(220,334)	$(349,180)	$(2,928,558)

(4)           Liquidity

The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern.  During the year ended June 30, 2001, the Company incurred an operating loss of $3,168,265.  Subsequently, for the nine-month period ended March 31, 2002, the Company incurred an operating loss of $109,878.  As of March 31, 2002, the Company had an accumulated deficit of $22,871,430, total stockholders’ deficit of $6,200,450, and negative working capital of $6,312,658.

Going forward the Company must generate additional cash through profits from operations or otherwise. The Company has now generated net income for two consecutive fiscal quarters, $210,405 for the quarter ended December 31, 2001 and $241,067 for the quarter ended March 31, 2002. Management continues to focus on increasing revenues and/or reducing operating costs, as necessary, which should allow it to generate sufficient cash flows to pay its debts and fund the Company’s future operations.

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

(7)           Installment Agreement with Internal Revenue Service

In March 2001, the Company entered into an installment agreement with the Internal Revenue Service regarding the repayment of past due payroll taxes, penalties and interest. As of March 31, 2002, the balance due under this agreement was approximately $348,000, including penalties and accrued interest. The Company is currently paying $50,000 per month on this obligation. In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company’s assets. This lien will be removed once all payments under the agreement are made.

(8)           Creditor Settlement Agreement

In November 2001 the Company entered into a Stipulation of Settlement agreement with a creditor under which the Company agreed to make quarterly principal payments through December 2003, at which time it would also pay accrued interest on the unpaid principal balance from the date of the agreement to December 2003 at a rate of 9% per annum. In the event of default, the obligation would be accelerated, the interest rate would be increased to 15% and legal fees in the amount of $100,000 would become due. The Company has granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of March 31, 2002, the balance under this obligation, which is included in accounts payable in the accompanying balance sheets, was approximately $834,000, including accrued interest.

(9)           Litigation

The Company and its officers and directors are involved in a lawsuit filed by certain shareholders for allegedly providing false and misleading information regarding the historical and future financial performance of the Company. The suit is for an unspecified amount, or in the alternative, rescission of the stock purchase agreements, which was for $1.5 million. The Company has a $3 million Directors and Officers insurance policy that includes entity coverage for securities claims. The Company’s attorney and its insurance carrier are handling the case. The Company believes the suit is without merit and it is vigorously defending the case.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three and Nine Month Periods Ended March 31, 2002

versus March 31, 2001

REVENUES:

Total revenue for the three and nine-month periods ended March 31, 2002 decreased 9% and 8%, respectively, compared to the same periods a year ago.

Software revenues decreased $112,622 (8%) and increased $319,220 (9%) for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year. Although there was slight reduction in quarter on quarter revenue, performance for the nine-month period showed an increase of 9% over the comparable period last year. This increase was accomplished in spite of a 28% reduction in staff levels (see discussion of Sales and Marketing expenses below) and reflects an overall improvement in sales performance as it relates to software license sales caused by an improvement in general business economic conditions and increased activity in sales made through partners (resellers and distributors).

Maintenance, consulting and other revenues decreased $146,995 (9%) and $1,047,695 (20%), for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year. These decreases were caused by (1) an overall reduction in billable hours due to a decreased demand for services and (2) an increase in services delivered at discounted hourly rates based on partner activity and the lower demand for the services. Although we have experienced reductions in revenue when comparing to the prior year, revenue in this area has continued to trend positively throughout the current year. This revenue category showed an increase of 9% from the first quarter (September 30, 2001) to the second quarter (December 31, 2001) which was followed by another increase of 6% from the second quarter  to the third quarter ended March 31, 2002.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $817,003 (25%) and $3,613,618 (31%) for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses decreased $110,915 (14%) and $470,787 (19%) for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year.  Expenses in the Americas region alone accounted for decreases of $148,536 and $440,941 for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year. These decreases are in line with revenue performance in the region reflecting the lower staffing levels required to service consulting engagements, as well as all associated costs.

Product development costs decreased $32,988 (12%) and $74,541 (8%) for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year. These expenses reflect continued investment in the development of all CorVu products.

Sales and marketing expenses decreased $373,947 (31%) and $1,536,187 (36%) for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year, due to the lower number of employees working in that sector (28% fewer employees) and other factors such as lower expenditures for remote sales offices, travel expenses, reduction of middle sales management staff, advertising, production of marketing materials, and participation in trade show activities.

General and administrative expenses decreased $299,153 (31%) and $1,532,103 (39%) for the three and nine-month periods ended March 31, 2002, respectively, from the same periods last year. Many factors have contributed to this including an amendment of the chief executive officer’s employment contract, a reduction in audit and tax fees due to a change in the Company’s public accounting firm and overall reductions in travel and general overhead costs.

INTEREST EXPENSE, NET:

Interest expense, net decreased $16,008 (25%) and increased $1,813 (2%) for the three and nine-month periods ended March 31, 2002, respectively, compared to the same periods last year. Interest charges recorded are reflective of settlement agreements currently being serviced with the Internal Revenue Service, a creditor and notes payable- stockholder (see footnotes to unaudited financial statements).

NET INCOME (LOSS):

CorVu Corporation reported net income of $241,067 and incurred a net loss of $229,955 for the three and nine-month periods ended March 31, 2002, respectively, compared to net losses of $332,327 and $3,113,285 for the three and nine-month periods ended March 31, 2001, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $59,715 during the nine-month period ended March 31, 2002 from $77,409 as of June 30, 2001 to $137,124 as of March 31, 2002.  Net cash provided in operating activities was $148,910 for the nine-month period ended March 31, 2002. Net cash used in investing activities was $51,135, reflecting the acquisition of capital assets during the period. Net cash used by financing activities was $37,528 for the nine-month period ended March 31, 2002.  Proceeds from the sale of common stock were $19,005, net of costs.  In addition, during the nine-month period ended March 31, 2002, the Company repaid $188,123 of an existing note payable.  Additionally, the Company received borrowings from a stockholder of approximately $170,000 and repaid amounts under notes payable- stockholder in the amount of $59,200.

In addition, CorVu’s management intends to undertake one or several of the following activities: (1) continue to increase CorVu’s revenues from software licenses and other revenue sources; (2) reduce operating costs, as deemed necessary.  CorVu’s management believes that these activities will generate sufficient cash flows to sustain CorVu’s operations for the next twelve months.

Critical Accounting Policies and Estimates-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2001.  The accounting policies used in preparing our interim 2002 consolidated financial statements are the same as those described in our annual report.

Our critical accounting policies are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates.  Our critical accounting policies include those related to (a) revenue recognition and (b) software development costs.

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

Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives.  Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contain statements that are forward-looking.  A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements.  Such factors include, but are not limited to, the following:  our ability expand into new markets; our ability to execute our expansion strategy; changes in business strategy or development plans; availability and terms of capital; competition.  For further information regarding these and other factors, see our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

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

                                                                                                CORVU CORPORATION

Date: May 13, 2002	By	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer