Form 10KSB
period 2002-06-30
CORVU CORP
filed 2002-09-30
CIK 1103341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

Commission File No.: 000-29299

CORVU CORPORATION

(Name of Small Business Issuer as specified in its charter)

Minnesota	41-1457090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3400 West 66th Street, Edina, Minnesota 55435
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number, including area code: (952) 944-7777

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year:  $12,341,806

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 15, 2002 was approximately $2,000,000 based upon the closing price of the Registrant’s Common Stock on such date.

There were 20,730,835 shares of Common Stock outstanding as of September 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one).  Yes ☐  No ☒

PART I

ITEM 1.              DESCRIPTION OF BUSINESS

Business Development

We are a holding company that develops and sells business performance management software products and related professional services through our subsidiaries: CorVu North America, Inc. (incorporated in Minnesota, responsible for North and South America); CorVu Plc. (incorporated in the England, responsible for United Kingdom/Europe),  CorVu Australasia Pty. Ltd. (incorporated in Australia, responsible for the Australian-Pacific region) and CorVu Software Marketing, Inc. (incorporated in Minnesota).  CorVu Plc has incorporated one subsidiary, CorVu Benelux B.V. under the laws of the Netherlands, and another subsidiary, CorVu Deutschland GmbH, under the laws of Germany. CorVu Software Marketing, Inc. has incorporated one subsidiary, CorVu Software, Ltd., under the laws of the United Kingdom.

The Company was incorporated in Minnesota as J.B Goodhouse on September 29, 1983. On April 28, 1988, it changed its name to Lockermate Corporation, and on October 20, 1992, it changed its name to Minnesota American, Inc. Following the merger of CorVu Corporation, a privately held company, with and into the Company on January 14, 2000, the Company continued to operate the business of the privately held company and changed its name to “CorVu Corporation”.

Business of Issuer

(i)           Our Principal Products and Services

CorVu is a provider of Enterprise Performance Management software products.

Enterprise performance management is a process by which an organization seeks to define its strategy, measure and analyze its performance, and ultimately manage improvements to enhance performance.  In recent years several methodologies have arisen for managing organizational performance; each methodology represents an approach to measuring an organization’s performance against strategic goals and specific performance targets. While the Balanced Scorecard has emerged as the premier performance management methodology, others are certainly valid. Our customers use our products to implement one or more performance management methodologies of their choice, finding it beneficial to employ the Balanced Scorecard methodology, but also others, including Management by Exception, Total Quality Management, Six Sigma, ISO Certification, Malcolm Baldridge Award for Quality, President’s Award for Quality, and Value Based Management. To our knowledge, none of the methodologies supported by CorVu products are protected under intellectual property law.

The Balanced Scorecard is a performance management methodology first introduced by Dr. Robert Kaplan and Dr. David Norton in their 1992 Harvard Business Review article, “The Balanced Scorecard – Measures that Drive Performance.”  The methodology recognizes four dimensions as integral for developing an enterprise view of performance: financial, customer, internal and innovation.  The Balanced Scorecard enables management to communicate strategic goals and measurements throughout the entire organization to provide guidelines for an employee’s contribution to its performance.

We generate revenues in three areas: (1) sale and licensing of our software products; (2) consulting and training services (we refer to these services as “professional services”); and (3) maintenance agreements entered into in connection with the sale and licensing of our products.

Our Products

CorVu’s software products are designed to enable our customers to better measure and analyze their information in order to achieve strategic objectives and improve business performance. CorVu is currently shipping Version 4.2 of our products to all eligible customers.  The following product descriptions are those of the 4.2 versions of CorBusiness™, CorManage™, RapidScorecard™, CorRisk™, CorPortfolio™ and HyperVu™.  Customers who have licensed previous versions of these products and who have active maintenance agreements receive these 4.2 versions at no additional charge.

CorBusiness™ is a Business Intelligence tool designed to address the information analysis needs of an organization.  The term Business Intelligence (BI) generally refers to the process of accessing and analyzing data in order to develop a more comprehensive understanding of an organization and thus, to make better informed decisions.  CorBusiness includes end-user query/reporting (i.e., information access and reporting), OnLine Analytical Processing (OLAP) (i.e., the multidimensional analysis of information, viewing data from many perspectives and cross-examinations) and executive dashboards (i.e., collections of many key performance indicators presented on a single screen through a simple graphical representation).  The application modules are as follows:

Graphical Analysis – designed to empower users with easy ad-hoc access to data. Once retrieved, users can access various levels of data to explore and analyze it more easily and comprehensively. Such ad-hoc analysis enables users to uncover and understand trends that may be hidden in the data.

Informative visual reports created with the help of the graphical analysis module may include:

•                  An unlimited amount of headers and footers;

•                  Aggregates, i.e., sums, averages, counts, etc.;

•                  Conditional color-coding, i.e., red numbers indicate poor performance, green numbers indicate good performance; and

•                  The ability to view summary information first, then double-click on specific data to reveal information on various levels of details.

Users can arrange the available information in a variety of graphical presentations, e.g. in the form of a pie chart or as a column chart.  Graphs may also be rotated for 3-dimensional viewing, giving users a more complete visual understanding of the information.

Report Writer – designed to provide the more sophisticated user with the ability to produce:

•                  Composite reports including both data and graphics;

•                  Calculations such as sums, averages, and counts on several levels;

•                  Graphic images, and other multimedia objects, such as video or audio clips.

The module is intended to allow quick and easy formatting of data, and tight integration with existing applications.

Executive Alerts – designed to enable executives to quickly and graphically monitor those performance measures considered important for their business.  Simple visual presentation is meant to provide more immediate information regarding the health of an enterprise. As with other CorVu modules, users may access various levels of data by simply clicking on the graph to view specific sub-groups and constituents of a graph.

CorManage™ is designed to link specific performance measures to specific strategic objectives; enabling users to identify the impact one strategic objective may have on another within the organization.  CorManage combines the CorBusiness application – described above - with a Balanced Scorecard application – including forecasting, strategic modeling and what-if analysis.  In addition to the CorBusiness application, CorManage includes:

Forecasting – Unlike query and reporting tools, which tell users what has happened in the past, this tool intends to assist users in more accurately predicting future events.  The Forecasting module helps to examine the past and to apply selected statistical methods, strategies and parameters to predict future trends and events. Once created, users can modify forecasts as desired and use them in other programs.

Balanced Scorecard – This module is designed to combine strategic measurement and management systems and provide current performance results and analysis.  CorVu’s Balanced Scorecard is intended to enable users to translate strategic and organizational objectives into individual performance measures, thus showing ways individual employees can contribute to the overall performance of the organization and linking performance results with processes that may drive those results.

RapidScorecard™ is designed to provide CorVu customers the fastest way to implement a Balanced Scorecard application. The RapidScorecard software offers web-based data capture, strategy maps, cascading scorecards, intelligent update notification, full user security and component ownership.

CorRisk™ is an application designed to optimize risk management and implement risk strategy.  CorRisk comprises web-based technology, a risk-oriented data warehouse and CorVu’s Business Intelligence capabilities to provide a Risk Performance Management application.

CorPortfolio™ is designed to allow users to combine various types of disparate reports and graphs into a single document for distribution and/or presentation.  For example, with CorPortfolio a user may create a single electronic document, or portfolio, that contains pie graphs, bar charts, financial statement reports, etc.  Additionally, this portfolio could also contain non-CorVu files, such as files from spreadsheets, word processing documents or other applications.  Users may then insert title pages and a table of contents along with textual annotations that explain the meaning of the graphs and reports included in the portfolio.

CorVu’s HyperVu™ software publishes a live organizational performance web site with one-click access to text, tables, graphics and hyperlinks embedded as intelligent and interactive web objects, complete with drill-down capability.

CorVu’s client products are available for Windows 95, 98, 2000, and XP; Windows NT; and Linux.  CorVu’s server products are available on Windows NT, UNIX, and Linux.  All pricing is based upon the number of users licensed under the agreement with the respective customer.

CorVu software products contain the following essential components:

•                       CorVu Knowledge Library – is designed to present the end-user with database information in common terms rather than in technical computer jargon.

•                       CorServer - with support for UNIX and Windows NT, CorServer is designed to allow CorVu users to process and analyze large volumes of data, since it utilizes the power of large, server-based computers to process data, rather than the users’ desktop computers.

•                       CorVu Gateway – is designed to provide each end-user with access to all data included in the organization’s systems.

•                       CorVu Intelligent Scheduler – is designed to enable users to effectively manage when their queries and reports will run.  This allows users to have recurring reports – such as monthly financial statements - run automatically at predetermined intervals.

Professional Services

In an effort to assist clients in implementing Enterprise Performance Management software, we have developed the RapidROI Program consisting of consulting, installation, implementation, and training services.  The program is designed to facilitate the implementation and use of our products in the organizations of our customers, thus establishing long-term relationships.  In the RapidROI program, CorVu consultants work with customers through a step-by-step process, confirming customer satisfaction at each stage prior to moving on. This process typically involves:

Initial Interview - CorVu consultants conduct interviews with client personnel to define the client’s expectations and needs.

Design - CorVu consultants work with client personnel to design an implementation agenda.

Implementation - Installation and setup of the CorVu products ordered.

Training - While much training occurs at each stage, most customers consider the assistance of consultants especially helpful when beginning to use CorVu’s software products.  Administrative training occurs primarily during the implementation stage.

Performance Tuning – Depending on the customer experience, the adaptation of the specific CorVu product may prove necessary.

While each of these stages may be required in varying degrees, we work to provide customized services for our customers, making the implementation of our products a success.

Maintenance Agreements

We also provide support services to customers with a “Software Maintenance Agreement.”  Such customers are entitled to:

•                  New Versions of CorVu Software

•                  Help Desk Support Services

•                  Online Support Services

A Software Maintenance Agreement is meant to give customers access to our help desk staff upon experiencing a software problem or with any questions regarding the use of our products.  Customers with a Software Maintenance Agreement may reach our help desk staff via telephone, e-mail or through our home page on the web (www.corvu.com).  The services provided through the web are designed to make it easier for customers to answer questions and solve problems without the need of direct assistance from CorVu’s support personnel.

(ii)          Market for our Products and Services

Our management believes that the market for our products and services includes small, medium and large corporations across all industry segments.  Regardless of size, all organizations are concerned with improving performance.  Leading analyst organizations agree that performance management concepts, such as the Balanced Scorecard methodology, may be a way to achieve significant performance improvement.

Our currently available information suggests that 40% of our customers are active in the manufacturing and distribution sectors.  We have been targeting our sales to leading suppliers in aerospace, banking, financial services, healthcare, hospitality, insurance, manufacturing, mining, the public sector, telecommunications, and transportation.

(iii)         Distribution of our Products and Services

CorVu products and services are sold through our subsidiaries’ sales offices and through “Value Added Resellers,” distributors and marketing alliances.

Our Sales Offices – Our North American subsidiary has sales offices in Atlanta, Cincinnati, Dallas, and Minneapolis.  In Europe, CorVu sales offices are located in London, Rotterdam and Stockholm.  Sales offices for CorVu’s Asia-Pacific region have been established in Sydney and Melbourne.  Direct sales activities are concentrated on Global 1000 accounts.

Value Added Resellers (VARs) – Our VARs are software companies with industry applications that sell our software products in conjunction with their own products.  Some VARs will private-label CorVu products.  Current VARs offer CorVu products into a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources.  Under the typical agreement between a VAR and one of our subsidiaries, the VAR receives the non-exclusive license to sell the software products specified in the agreement and to grant sublicenses for the use of such software to users of the VAR’s applications.  The license fees paid by a VAR are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice.  Any of the parties may terminate the agreement without giving any reason by giving written notice 90 days prior to the termination date.  A typical VAR agreement would have a three-year term.

Distributors – CorVu distributors are companies that sell technology into geographic regions where CorVu has no physical presence.  Currently, distributors are in several global locations, including Brazil, the Czech Republic, Indonesia, Mexico, Norway, the Philippines, Saudi Arabia, Singapore, South Africa, South Korea, Sri Lanka, and Thailand.  Our subsidiaries typically grant to distributors the non-exclusive license to sell the software products specified in the distributor agreement and to grant sublicenses for the use of such software.  The fees a distributor pays are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice.  The agreement may be entered into for a five-year term; termination usually requires cause such as nonperformance.

Alliance Partners – CorVu’s Alliance Partners are companies that provide both technology and management consulting and implementation services, but typically do not actually sell software.  Recommending CorVu products as a service to their clients, they often provide great influence into corporate sales.  Alliance Partners maintain no financial relationship with CorVu in that they do not receive fees in exchange for their recommendations.  The Partners benefit from such recommendations because CorVu will, if the occasion arises, refer management consulting services to them.

CorVu Associate Partners (CAPs)- Our CAPs act as independent contractors working in a self-determined territory on a commission-only basis. Targeted candidates will bring with them a strong background in CorVu’s key markets, like ERP systems and the Balanced Scorecard methodology. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts with CorVu’s solutions.

Historically, approximately 10% of our annual revenues have been received through distributors, and 32% through VARs.  Alliance Partners and CAPs – as a group and on an individual basis - do not currently account for a quantifiable portion of our business.

(iv)         Competition

We are unaware of competitors whose products perform all of the functions performed by CorVu’s products.  We compete in the market for Business Intelligence (BI) and Enterprise Performance Management (EPM) software, and specialize on one Business Intelligence application, the Balanced Scorecard methodology of performance management.

Business Intelligence (BI) – CorBusiness is designed to address Business Intelligence needs.  Key competitors we encounter in the BI market are Cognos and Business Objects.  However, our management believes that competing products focus only on specific business intelligence features, such as end user query and reporting, or sophisticated programmer reporting, or multidimensional information analysis.  In contrast, CorVu products are designed to offer a suite of integrated applications covering all of the Business Intelligence features mentioned above.

Balanced Scorecard – Our management is aware of several companies offering software based on the Balanced Scorecard methodology.  To date, 15 vendors have been certified by the Balanced Scorecard Collaborative, an organization dedicated to the worldwide awareness, use, enhancement, and integrity of the Balanced Scorecard (BSC) as a value-added management process.   We consider Hyperion, Panorama Business Views and SAS to be our most important competitors in this area.  However, we are not aware that they also offer products that tightly integrate business intelligence applications with their Balanced Scorecard software.

Our management believes that our products are competitive due to features such as ease of deployment, low overhead and administration, ease of use, integrated application suite, and appeal to broad user requirements.

(v)          Market Analysis and Forecast

Recent analysis of the market for Enterprise Performance Management software includes “Worldwide Financial/Business Performance Management Software Forecast and Analysis, 2002-2006” by IDC analysts Robert Blumstein and Henry Morris.  That study predicts that the market for such software will develop as follows:

“The market is estimated to increase from $921.1 million in 2001 to $1,537.9 million in 2006, a compound growth rate (CAGR) of 10.8%, based on an acceleration in the economy by 2004 that leads to financial growth in 2005 and 2006.”  Regarding the performance management market, IDC predicts, “this sector should show the highest growth in the overall financial/BPM analytic applications market.  BPM is cross functional, and as such is unique among analytic application categories.  All other categories are function specific, yet BPM is closely aligned with financial analytic applications for two reasons.  The ability to measure and accurately forecast financial performance is a priority for finance.  Balanced scorecarding, the most important business methodology for BPM, emphasizes the role of nonfinancial indicators as predictors of financial performance.  This creates the need for bringing together financial and nonfinancial metrics within the same application (i.e., cross-functional BPM).”

Estimated Worldwide Financial/BPM Revenue by Category 2000-2006 (Millions of U.S. Dollars)

Category	2000	2001	2002	2003	2004	2005	2006	CAGR (%)
Financial	660.3	669.9	708.5	743.1	788.0	872.3	937.5	7.0
BPM	197.6	251.2	293.1	345.2	412.2	495.9	600.4	19.0
Total	857.8	921.1	1001.6	1088.3	1200.2	1368.2	1537.9	10.8
Growth (%)	NA	7.4	8.7	8.7	10.3	14.0	12.4

(vi)         Our Customers

Over 3,000 customers worldwide have licensed CorVu products.  These include companies like Ingersoll Rand, JP Morgan, Fireman’s Fund Insurance, Bowne & Company, US Army, CVS Pharmacy, Merck, Hilton Hotels Corporation, Credit Suisse, Societe General, HM Customs & Excise, SpecSavers, BT Ignite, Robert Bosch, and Australia Department of Veterans Affairs.  The most revenue that any single customer or partner has contributed to CorVu on an annual basis is about 8%.  In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a few years after that order.  The additional orders typically have been either (a) the addition of users for new projects, departments, divisions etc. within a given customer, or (b) the purchase of new products as these become available.  Our management estimates that such repeat business accounts for approximately 32% of our annual license revenues.

(vii)        Intellectual Property

Due to the length of the patent application procedure on one hand and the necessity to continually develop and improve our software products on the other hand, we have not sought patent protection for any of our products.  However, we have registered “CorVu” (as trademark) and “Managing Business Performance” (as descriptive mark) with the U.S. Patent and Trademark Office.  Applications for the registration of the trademarks “CorBusiness,” “CorManage,” “CorRisk” and “HyperVu” are pending with the U.S. Patent and Trademark Office.  The trademark “CorVu Managing Business Performance” which includes our Company’s logo has been registered in Colombia and Venezuela; applications for the registration of that trademark are pending in Brazil and Mexico.  Once granted, the trademarks in the U.S. and in the named Southern American Countries have a duration of ten years, with the possibility of renewals for like terms.  In Australia, a trademark for “CorVu Your Window Into the Future” and its design is registered.  This trademark will be up for renewal in 2005.

Contracts under which we license the use and/or sale of our products include confidentiality clauses to protect our products and any information in connection with them as trade secrets.

(viii)       Research and Development Activities

In fiscal 2001, we incurred a total amount of $1,257,855 on research and development activities, and in fiscal 2002, a total of $1,076,111.  None of these costs was borne directly by any customer. We expect to continue to maintain our high level of investment in R&D activities consistent with fiscal year 2002 expense.

(ix)          Our Employees

As of June 30, 2002, we employed 92 people in our Company and our subsidiaries around the world.  Thirty of these employees worked in Sales and Marketing, 35 provided professional services such as training and general product assistance, 16 worked in product development and 11 provided general administrative services.  All of our employees are working full-time. No employees are represented by a labor union and we consider our relations with employees to be good.

ITEM 2.              DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 3400 West 66th Street, Edina, Minnesota.  On June 1, 1998, we entered into a sublease agreement that expired on August 31, 2002, to rent approximately 6,000 rentable square feet.  On August 5, 2002, we entered into a lease agreement for the same space that extends the lease to August 31, 2007. Pursuant to the lease agreement, we make monthly base rent payments of approximately $5,200, with annual increases of approximately 3% per year.  In addition to the rent payments, we reimburse the landlord for any operating costs allocable to our premises based upon the rentable square foot office area allocable to our premises.  Total monthly rent payments amount to approximately $11,000 for the first twelve months of the lease.  The premises include a reception area, conference and training rooms, as well as executive and administrative offices.

The major regional centers of our subsidiaries are located in Sydney (Australia) and London (Great Britain).  Total monthly rental payments for the Sydney office amount to about $9,200 and for the London office to approximately $11,300 in U.S. dollars.  These amounts are subject to variations due to the applicable exchange rates.  The lease agreements vary concerning terms and conditions, and are subject to the applicable local law.

We believe that our current facilities are adequate for the current level of our activities. In the event we require additional facilities, we believe we could procure acceptable facilities.

ITEM 3.              LEGAL PROCEEDINGS

In April 2001, two shareholders of the Company (Calton, Inc. and Gildea Management Company) brought suit against the Company and certain of its current and former directors related to their purchase of securities of the Company.  The case was removed from the Superior Court of New Jersey, Monmouth County to federal court, the United States District Court, District of Minnesota.  In September 2002 the Company and the plaintiffs reached agreement on settlement terms, and the case was dismissed. While the Company continues to deny any wrongdoing in the matter, the Company and its insurance carrier believed that settlement of the litigation was advantageous and in the best interests of the Company.

We are not a party to any other material litigation and are not aware of any other threatened litigation that would have a material adverse effect on our business.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a)       The Annual Meeting of the Company’s shareholders was held on April 23, 2002.

(b)       At the Annual Meeting a proposal to set the number of directors at five was adopted by a vote of 16,114,150 shares in favor, with 13,750 shares against, 19,600 shares abstaining and no shares represented by broker nonvotes.

(c)       Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Withheld
David C. Carlson	16,123,550	23,950
Ismail Kurdi	16,123,550	23,950
Justin M. MacIntosh	16,123,550	23,950
James L. Mandel	16,123,550	23,950
Alan M. Missroon, Jr.	16,123,550	23,950

(d)           The selection of Virchow, Krause & Company, LLP as the Company’s independent auditors for the current fiscal year was approved by a vote of 16,119,650 shares in favor, with 8,250 shares against, 19,600 shares abstaining and no shares represented by broker nonvotes.

PART II.

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol CRVU.  Quotations in the following table are based on information provided by IDD Information Services, Tradeline(r) on Lexis®.  The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

	Common Stock
Fiscal Quarter Ended	High Bid	Low Bid

September 30, 2000	$2.50	$0.75
December 31, 2000	$1.3125	$0.125
March 31, 2001	$.359375	$.15625
June 30, 2001	$.5625	$.09375

September 30, 2001	$.14	$.08
December 31, 2001	$.20	$.05
March 31, 2002	$.45	$.18
June 30, 2002	$.37	$.17

As of September 15, 2002, we had approximately 167 shareholders of record.  We have never paid cash dividends on our Common Stock and do not anticipate paying any such dividends in the foreseeable future.  However, the holders of our Series A Convertible Preferred Stock are entitled to receive a cumulative dividend of 6.5% per year, payable semi-annually.  As of June 30, 2002, two hundred shares of Series A Convertible Preferred Stock were outstanding.

The following table provides information as of June 30, 2002 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,330,003	$1.19	669,997

Equity compensation plans not approved by security holders	3,219,637	$1.89	—

Recent Sales of Unregistered Securities

On May 29, 2002, we sold an aggregate of 50,000 shares of our common stock to two accredited investors at a price of $0.26 per share.  In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each of the investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

ITEM 6.              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities.  The notes to the consolidated financial statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers.  Accordingly, revenues from these services are generally recorded separately from the license fee.  Our specific revenue recognition policies are as follows:

Software License Fees – Software license fee revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within 12 months, collection is deemed probable and product returns are reasonably estimable.  Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services.  Fair value is determined based on vendor specific objective evidence.

Maintenance, Consulting and other - Revenues from training and consulting services are recognized as services are provided to customers.  Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements.

Software Development Costs.  Software development costs are expensed as incurred until technological feasibility is established.  Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over their estimated useful lives.  Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable.

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business.  We accrue for loss contingencies when a loss is estimable and probable.

Fiscal Year Ended June 30, 2002 versus June 30, 2001

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

Total revenue increased by $190,743 (2%) from $12,151,063 for the year ended June 30, 2001 to $12,341,806 for the year ended June 30, 2002.

Software and license fee revenues increased $1,262,981 (26%) from $4,887,638 in 2001 to $6,150,619 in 2002. This increase reflects an increasing acceptance and demand for our products in the marketplace, especially in the Balanced Scorecard area.  Software and license fee revenue increased by 89% from the third quarter ended March 31, 2002 to the fourth quarter ended June 30, 2002.  An increase of 66% was experienced when comparing the fourth quarter ended June 30, 2002 to the quarter ended June 30, 2001.

Maintenance, consulting and other revenues decreased by $1,072,238 (15%) from $7,263,425 in 2001 to $6,191,187 in 2002. Maintenance revenue remained relatively flat from 2001 ($3,349,577) to 2002 ($3,381,731), a 1% increase. Consulting revenues, on the other hand, decreased from $3,913,848 in 2001 to $2,809,456 (28%).  Economic conditions certainly affected our effectiveness in this area as customers deferred, delayed or cancelled projects based on their financial situation. Also, our success in selling our RapidScorecard product during the year has led to shorter implementation projects.

OPERATING EXPENSES:

Operating expenses decreased by $3,583,013 (23%) from $15,319,328 for the year ended June 30, 2001 to $11,736,315 for the year ended June 30, 2002.

Cost of maintenance, consulting and other expenses decreased $393,563 (12%) from $3,339,350 in 2001 to $2,945,787 in 2002. Although the number of personnel stayed consistent from year to year, the average salary per person was lower which contributed to the decrease. In addition, in the Americas region, there were no outside contractors (at higher costs) that were utilized in 2002.

Product development costs decreased $181,744 (14%) from $1,257,855 in 2001 to $1,076,111 in 2002. We continue to maintain our high level of investment in this area in our effort to keep improving our products.

Sales and marketing expenses decreased $1,710,400 (29%) from $5,865,010 in 2001 to $4,154,610 in 2002. This was caused primarily by the decrease in the number of employees working in that sector from 33 salespeople as of June 30, 2001 to 30 as of June 30, 2002. Other factors, such as lower expenditures for remote sales offices and travel expenses, reduction of middle sales management staff, advertising, and general marketing activities, also contributed to the reduced expenditure levels in this area.

General and administrative expenses decreased $1,297,306 (27%) from $4,857,113 in 2001 to $3,559,807 in 2002. This decrease was the result of the closing of our offices in the Netherlands and Germany and a reduction in one management position in the Americas region which resulted in savings in salaries and travel expenses. In addition, the 2001 year included significant charges for penalties and interest incurred as a result of our agreement with the Internal Revenue Service regarding past due payroll taxes.

INTEREST EXPENSE:

Interest expense increased $15,001 (11%) from $140,959 in 2001 to $155,960 in 2002. Interest charges were incurred under our creditor settlement in 2002 that were not incurred in 2001.

NET INCOME (LOSS):

CorVu Corporation generated net income of $449,531 for the year ended June 30, 2002 and incurred a net loss of $3,309,224 for the year ended June 30, 2001.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $201,767 from $77,409 as of June 30, 2001 to $279,176 as of June 30, 2002.

Net cash provided by operating activities was $260,243 for the year ended June 30, 2002.  Net income for the year ended June 30, 2002 was $449,531.  Net cash used in investing activities was $62,603 for the year ended June 30, 2002 reflecting the acquisition of capital assets.  Net cash provided by financing activities was $1,732 for the year ended June 30, 2002. Proceeds from the sale of common stock accounted for $54,433. During the year ended June 30, 2002, the Company repaid $188,123 of an existing note payable.  Additionally, the Company received borrowings under a note payable with a stockholder of $179,200 and repaid amounts under notes in the amount of $43,778.

During the past year, we have made significant reductions in amounts due to the Internal Revenue Service for past due payroll taxes (reduced from $772,000 as of June 30, 2001 to $65,000 as of September 15, 2002), amounts due under a Creditor Settlement Agreement (reduced from $976,000 as of June 30, 2001 to $650,000 as of September 15, 2002) and, have completely retired a note payable (balance was $188,000 as of June 30, 2001) that had been outstanding since February 1998. Payments have been funded with current operating capital. Once these obligations are retired in full, additional cash flow will be available for other operating activities. In addition, the balance of deferred revenue, which represents unearned maintenance revenue, as of June 30, 2002 is 35% higher than the same balance as of June 30, 2001. This reflects an increasing base of maintenance customers under both existing and new license contracts.

We believe that current cash flow from operations will be sufficient to meet our cash requirements for the next 12 months.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at June 30, 2002, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in Thousands):

	Total	1 Year of Less	1-3 Years	Over 3 Years

Operating leases	$1,145	$320	$663	$162
Note payable-stockholder	686	—	686	—
Consulting agreement	795	265	318	212
Total	$2,626	$585	$1,667	$374

Cautionary Factors That May Affect Future Results

This Annual Report on Form 10-KSB, including the information incorporated by reference herein and the exhibits hereto, may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations for future results. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends.  Words such as “anticipates,” “believes,” “could” “estimates,” “expects,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar expressions generally identify our forward-looking statements. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our ability to actually achieve results consistent with our current expectations depends significantly on certain factors that may cause actual future results to differ materially from our current expectations. Some of these factors include:

• Risks related to our Company and business, including, but not limited to:

• control of our Company by management shareholders

• adverse effects in connection with the loss of key personnel

• limited market in our securities

• limited working capital and lack of working capital financing

• timing, size and nature of market opportunities available to us and our ability to capitalize on these as they occur

• our ability to maintain or increase research and development expenditures to maintain current and attract new customers

• reduction in information technology spending by our current and/or potential customers

• Competitive factors, including, but not limited to:

• pricing pressures, both in the United States and abroad

• superior financial situation of some of our competitors

• development of new products by competitors having superior performance characteristics

• technological advances, intellectual property rights and registrations obtained by competitors

• Difficulties and delays inherent in the development, marketing and sale of business intelligence technology and business performance management systems, including, but not limited to:

• the imposition of regulatory requirements, such as those concerning data privacy

• the failure to obtain, limitations on the use of, or the loss of intellectual property rights

• our lengthy and variable sales cycles

• Governmental action, including, but not limited to:

• changes in tax and other laws and regulations affecting our business, including changes in securities laws and changes regarding accounting policies and principles

• Legal disputes, including, but not limited to:

• disputes over intellectual property rights

• product liability claims

• claims asserting securities law violations

• General economic conditions, including, but not limited to:

• international and domestic business conditions

• political instability in foreign countries

• interest rates

• foreign currency exchange rates

• changes in the rate of inflation

• our ability to reduce the impact of these conditions on our results

• Other factors beyond our control, including floods, fires, explosions, or acts of terrorism or war.

You must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. It is not possible to foresee or identify all factors that may affect our forward-looking statements, and you should not consider any list of such factors to be an exhaustive list of all risks, uncertainties or potentially inaccurate assumptions affecting such forward-looking statements.

We caution you to consider carefully these factors as well as any other specific factors discussed with each specific forward-looking statement in this annual report. In some cases, these factors have affected, and in the future (together with other unknown factors) could affect, our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

We also caution you that forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We intend to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

ITEM 7.              CONSOLIDATED FINANCIAL STATEMENTS

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2002 and 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CorVu Corporation:

We have audited the accompanying consolidated balance sheets of CorVu Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and subsidiaries, as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficiency and has a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota

September 12, 2002

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$279,176	77,409
Trade accounts receivable, net of allowance for doubtful accounts of $160,000 and $145,000, respectively	2,845,858	2,668,802
Prepaid expenses	154,063	95,347
Other assets	43,788	50,056
Total current assets	3,322,885	2,891,614
Furniture, fixtures, and equipment	398,604	341,373
Less accumulated depreciation	(298,664)	(236,300)
	99,940	105,073
	$3,422,825	2,996,687
Liabilities and Stockholders’ Deficit
Current liabilities:
Note payable	$—	188,123
Accounts payable	2,036,842	2,951,684
Accrued compensation and related costs	2,527,493	2,600,675
Deferred revenue	2,872,329	2,120,172
Accrued interest	73,232	23,663
Other accrued expenses	845,168	741,816
Total current liabilities	8,355,064	8,626,133
Notes payable - stockholder	685,767	562,345
Total liabilities	9,040,831	9,188,478
Stockholders’ deficit:
Undesignated capital stock, 24,000,000 shares in 2002 and 2001, none issued.	—	—
Series A convertible preferred stock, $10 par value: 1,000,000 shares authorized; 200 shares issued and outstanding in 2002 and 2001	2,000	2,000
Common stock, $0.01 par value; 75,000,000 shares authorized; 20,730,835 and 20,157,781 shares issued and outstanding in 2002 and 2001, respectively	207,252	201,522
Additional paid-in capital	16,223,744	16,159,995
Accumulated deficit	(22,191,944)	(22,641,345)
Deferred compensation	—	(318,100)
Accumulated other comprehensive income	140,942	404,137
Total stockholders’ deficit	(5,618,006)	(6,191,791)
Commitments (Notes 3, 9 and 13)
Total liabilities and stockholders’ deficit	$3,422,825	2,996,687

See accompanying notes to consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2002 and 2001

	2002	2001
Revenues:
Software and license fees	$6,150,619	4,887,638
Maintenance, consulting, and other	6,191,187	7,263,425
Total revenues	12,341,806	12,151,063
Operating costs and expenses:
Cost of maintenance, consulting, and other	2,945,787	3,339,350
Product development	1,076,111	1,257,855
Sales and marketing	4,154,610	5,865,010
General and administrative	3,559,807	4,857,113
Total operating costs and expenses	11,736,315	15,319,328

Operating income (loss)	605,491	(3,168,265)
Interest expense	(155,960)	(140,959)
Income (loss) before income taxes	449,531	(3,309,224)
Provision for income taxes	—	—
Net income (loss)	$449,531	(3,309,224)

Net income (loss) per common share—basic	$0.02	(0.17)
Weighted average shares outstanding—basic	20,413,148	19,779,415
Net income (loss) per common share—diluted	$0.02	(0.17)
Weighted average shares outstanding—diluted	21,159,166	19,779,415

See accompanying notes to consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years ended June 30, 2002 and 2001

					Additional paid-in capital	Accumulated deficit	Deferred compensation	Accumulated other comprehensive Income	Total stockholders’ deficit
	Preferred stock		Common stock
	Shares	Amount	Shares	Amount

Balance, June 30, 2000	200	$2,000	19,509,660	$195,097	15,577,033	(19,331,991)	(688,050)	267,937	(3,977,974)
Comprehensive loss:
Net loss	—	—	—	—	—	(3,309,224)	—	—	(3,309,224)
Foreign currency translation adjustment	—	—	—	—	—		—	136,200	136,200
Comprehensive loss	—	—	—	—	—	—	—	—	(3,173,024)
Preferred stock dividends	—	—	—	—	—	(130)	—	—	(130)
Non-cash charges related to equity transactions (Notes 5 and 8)	—	—	—	—	169,511	—	—	—	169,511
Deferred compensation	—	—	—	—	—	—	369,950	—	369,950
Issuance of common stock	—	—	25,000	250	9,750	—	—	—	10,000
Salary forgiven by executive	—	—	—	—	241,586	—	—	—	241,586
Issuance of common stock for services	—	—	590,609	5,850	132,712	—	—	—	138,562
Stock option exercises	—	—	32,512	325	29,403	—	—	—	29,728
Balance, June 30, 2001	200	$2,000	20,157,781	$201,522	16,159,995	(22,641,345)	(318,100)	404,137	(6,191,791)
Comprehensive income:
Net income	—	—	—	—	—	449,531	—	—	449,531
Foreign currency translation adjustment	—	—	—	—	—	—	—	(263,195)	(263,195)
Comprehensive income	—	—	—	—	—	—	—	—	186,336
Preferred stock dividends	—	—	—	—	—	(130)	—	—	(130)
Non-cash charges related to equity transactions (Note 5)	—	—	—	—	3,046	—	—	—	3,046
Deferred compensation	—	—	—	—	—	—	318,100	—	318,100
Conversion of director advance into common stock	—	—	80,000	800	11,200	—	—	—	12,000
Issuance of common stock	—	—	493,054	4,930	49,503	—	—	—	54,433
Balance, June 30, 2002	200	$2,000	20,730,835	$207,252	16,223,744	(22,191,944)	—	140,942	(5,618,006)

See accompanying notes to consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income (loss)	$449,531	(3,309,224)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	67,736	73,490
Salary forgiven by executive	—	241,586
Warrants and stock options vested	321,146	565,147
Common stock issued for services	—	112,876
Changes in operating assets and liabilities:
Trade accounts receivable, net	(295,484)	1,682,616
Prepaid expenses	(58,716)	19,274
Other current assets	6,268	18,675
Accounts payable	(1,526,885)	459,311
Accrued compensation and related costs	(97,049)	444,640
Deferred revenue	1,255,254	(453,676)
Accrued interest	49,569	(27,548)
Other accrued expenses	88,873	333,803
Net cash provided in operating activities	260,243	160,970

Cash flows from investing activities:
Capital expenditures	(62,603)	(10,400)
Net cash used in investing activities	(62,603)	(10,400)

Cash flows from financing activities:
Net proceeds from sale of common stock	54,433	39,728
Repayment of note payable	(188,123)	(411,024)
Borrowings notes payable- stockholder	179,200	458,050
Repayment notes payable- stockholder	(43,778)	(210,089)

Net cash provided (used) by financing activities	1,732	(123,335)
Effect of exchange rate changes on cash	2,395	3,429
Net increase in cash and cash equivalents	201,767	30,664
Cash and cash equivalents at beginning of year	77,409	46,745
Cash and cash equivalents at end of year	$279,176	77,409
Supplemental cash flow disclosures:
Cash paid during the year for interest	$15,634	120,636
Non-cash investing and financing activities:
Conversion of director advance into common stock	$12,000	—

See accompanying notes to consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2002 and 2001

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

The Company’s products and services are sold through both direct and indirect channels. Sales and support offices are located in the United States (U.S.), Australia, and United Kingdom/Europe.

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

(2)           Summary of Significant Accounting Policies

(a)               Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

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

The Company nets the fair value of warrants issued in conjunction with software license agreements with the related license revenue.  See Note 8.

(b)               Research and Development

Expenditures for software research and development are expensed as incurred.  Such costs are required to be expensed until the point that technological feasibility of the software is established.  Technological feasibility is determined after a working model has been completed.  The Company’s software research and development costs primarily relate to software development during the period prior to technological feasibility and are expensed as incurred.  During fiscal 2002 and 2001, no software development costs were capitalized.

(c)                Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in stockholders’ deficit resulting from other than stockholder investments and distributions. Accumulated other comprehensive income in the consolidated statements of stockholders’ deficit is solely comprised of the accumulated foreign currency translation adjustment.

(d)               Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders’ deficit.

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statement of operations in the period they occur.

(e)                Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per common share recognizes the potential dilutive effects of stock options and warrants determined by the treasury stock method. In periods where losses have occurred, no common stock equivalent shares have been included in the computation of diluted net loss per common share because their inclusion would have been anti-dilutive.

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

(h)               Segment Reporting

The Company is an international seller of performance management software in the United States, Australia and the United Kingdom/Europe.  Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

(i)                  Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments (cash and cash equivalents, trade accounts receivable and accounts payable) because of their short-term nature, approximates fair value. The carrying value of notes payable approximates fair value because the current rates approximate market rates available on similar instruments and terms.

(j)                  Cash and Cash Equivalents

Cash equivalents consist of highly liquid money market accounts carried at cost plus accrued interest, which approximates market value. The Company deposits cash in high credit quality financial institutions. The balances at times may exceed federally insured limits. All cash equivalents have remaining maturities of 90 days or less when purchased.

(k)               Furniture, Fixtures and Equipment, Net

Furniture, fixtures and equipment consists of property, equipment, furniture and computers and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which generally range from three to seven years. Depreciation expense was $67,736 and $73,490 for the years ended June 30, 2002 and 2001, respectively.

(l)                  Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled approximately $15,000 and $25,000 for the years ended June 30, 2002 and 2001, respectively.

(m)            Business and Credit Concentrations

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells principally to resellers and end users in the United States, Australia, and United Kingdom/Europe. The Company performs ongoing credit evaluations of its customers and trade accounts receivable are unsecured. The Company had accounts receivable from one customer that represented approximately 12% of accounts receivable at June 30, 2002.

(n)               Impairment of Long-lived Assets and Assets to be Disposed Of

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not record any impairment charges for the years ended June 30, 2002 and 2001.

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

(3)         Liquidity

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2002, the Company generated operating income of $605,491. As of June 30, 2002, the Company had an accumulated deficit of $22,191,944, total stockholders’ deficit of $5,618,006, and negative working capital of $5,032,179.

During the past year, the Company has made significant reductions in amounts due to the Internal Revenue Service for past due payroll taxes (reduced from $772,000 as of June 30, 2001 to $210,000 as of June 30, 2002), amounts due under a Creditor Settlement Agreement (reduced from $976,000 as of June 30, 2001 to $650,000 as of June 30, 2002) and, have completely retired a note payable (balance was $188,000 as of June 30, 2001) that had been outstanding since February 1998. Payments have been funded with current operating capital. Once these obligations are retired in full, additional cash flow will be available for other operating activities. In addition, the balance of deferred revenue, which represents unearned maintenance revenue, as of June 30, 2002 is 35% higher than the same balance as of June 30, 2001. This reflects an increasing base of maintenance customers under both existing and new license contracts.

The Company’s ability to continue as a going concern is dependent on it continuing to achieve profitability and maintain cash flow to pay current liabilities. The Company has now generated net income for the last three consecutive fiscal quarters and net income for the year ended June 30, 2002. Management continues to focus on increasing revenues and/or reducing operating costs, as necessary.

(4)           Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options and warrants had been issued.  Weighted average common shares outstanding - diluted include approximately 1,312,750 dilutive securities for the year ended June 30, 2002.  Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the year ended June 30, 2001 because their inclusion would be anti-dilutive.

Following is a reconciliation of basic and diluted net income (loss) per common share:

	FISCAL 2002	FISCAL 2001
Net income (loss) per common share - basic:

Net income (loss)	$449,531	$(3,309,224)

Weighted average shares outstanding	20,413,148	19,779,415

Net income (loss) per common share- basic	$0.02	$(0.17)

Net income (loss) per common share - diluted:

Net income (loss)	$449,531	$(3,309,224)

Weighted average shares outstanding	20,413,148	19,779,415

Common stock equivalents	746,018	0

Weighted average shares and potential diluted shares outstanding	21,159,166	19,779,415

Net income (loss) per common share – Diluted	$0.02	$(0.17)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 5,236,890 shares of common stock with a weighted average exercise price of $1.88 were outstanding at June 30, 2002 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the fiscal year 2002.

All options and warrants outstanding for the year ended June 30, 2001 were anti-dilutive.

(5)                                 Stock Options and Warrants

The Company’s 1996 Stock Option Plan (the Plan) provides for the issuance of up to an aggregate of 4,000,000 shares of common stock to employees, directors, and consultants. The Plan provides for the issuance of incentive and nonqualified stock options.

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

During fiscal 2000, the Company granted options outside the Plan to employees to purchase common stock of 1,147,501. Accordingly, the Company recorded deferred compensation of $688,050 as of June 30, 2000, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options on the date of grant. The Company recognized expenses of $318,100 and $369,950 for the years ended June 30, 2002 and 2001, respectively, for these stock option grants based upon the intrinsic value method in accordance with APB Opinion No. 25.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, compensation expense has been recognized using the intrinsic value method prescribed in APB No. 25 and related interpretations. Had compensation cost for the Company’s stock option grants in fiscal 2002 and 2001 been based on the fair value method prescribed by SFAS No. 123, the Company’s net income would have been decreased by $852,433 in 2002 and the Company’s net loss would have increased by $1,307,413 in 2001, net income per share would have been decreased by $0.04 in 2002 and net loss per share would have been increased by $0.07 in 2001.

Under SFAS No. 123, the weighted average estimated fair value of stock options granted at exercise price equal to market price of grant date during 2002 and 2001 was $0.46 and $0.38 per share, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 188% and 60% for fiscal years 2002 and 2001, respectively; risk-free interest rate of 4.875-7.0%; and expected lives of approximately seven years.

The activity for the Plans is summarized as follows:

	Options	Weighted- average exercise price per share
Outstanding at June 30, 2000	2,770,946	$2.64
Granted	2,140,600	0.61
Exercised	(32,512)	0.91
Forfeited	(1,339,368)	2.51
Outstanding at June 30, 2001	3,539,666	$1.46
Granted	727,750	0.47
Exercised	—	—
Forfeited	(937,413)	1.66
Outstanding at June 30, 2002	3,330,003	$1.19

Options activity outside the Plans is summarized as follows:

	Options	Weighted- average exercise price per share
Outstanding at June 30, 2000	1,522,688	$1.75
Granted	—	—
Exercised	—	—
Forfeited	(110,814)	2.39
Outstanding at June 30, 2001	1,411,874	$1.70
Granted	—	—
Exercised	—	—
Forfeited	(45,001)	1.97
Outstanding at June 30, 2002	1,366,877	$1.69

The following tables summarize information about stock options outstanding as of June 30, 2002:

	Options outstanding			Options exercisable
Exercise Prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$ 0.08-0.92	1,910,625	5.5	$0.32	1,033,970	$0.38
1.25-3.00	2,762,255	3.9	1.98	2,634,675	1.99
7.00	24,000	4.7	7.00	24,000	7.00
$ 0.08-7.00	4,696,880	4.5	$1.33	3,692,645	$1.57

Warrants and options issued to third parties

During 2002, the Company issued a warrant to purchase 10,000 shares of common stock at $0.26 per share to a vendor. The warrant is exercisable from the date of grant through May 2007. The fair value of the warrant at the date of grant was estimated to be approximately $1,500 using the Black-Scholes pricing model which was expensed in the 2002 consolidated statement of operations. The following assumptions were used to calculate the expense: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 5.0%; and expected life of five years.

As of June 30, 2002, warrants to purchase a total of 1,852,760 shares of common stock were outstanding at exercise prices ranging from $.01-$7.00 per share, expiring through June 2008.

In March 2000, the Company declared a warrant dividend to shareholders of record as of April 28, 2000. For every ten shares of common stock held, each shareholder received a warrant to purchase one share of common stock at a price of $8. The warrant was cancelable, at the Company’s option, upon 30 days notice if the Company’s stock closes at a price of $12 per share or higher for at least ten consecutive trading days.  The Company recorded the dividend of $1,235,252 based on the fair value of the warrants issued using the Black-Scholes pricing model.  The following assumptions were used to calculate the expense using the Black-Scholes pricing model: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of 2 years. This warrant dividend expired in May 2002.

Information regarding the Company’s warrants is summarized below:

	Number	Weighted- average exercise price per share
Outstanding at June 30, 2000	3,702,099	$5.24
Granted	100,000.15
Exercised	—	—
Forfeited	(5,000)	.88
Outstanding at June 30, 2001	3,797,099	$5.11
Granted	10,000.26
Exercised	—	—
Forfeited	(1,954,339)	8.00
Outstanding at June 30, 2002	1,852,760	$2.04

(6)           Income Taxes

The Company has incurred cumulative net operating losses since inception. The Company has not reflected any tax benefit of such net operating loss carryforwards in the accompanying consolidated financial statements.

The income tax benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2002	2001
Federal statutory tax rate benefits	34%	(34)%
State tax, net of federal benefit	4	(4)
Benefits related to foreign operations	(18.1)	(25.1)
Change in valuation allowance	(34.2)	70.9
Permanent differences and other	14.3	(7.8)%
Effective tax rate	—%	—%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of June 30 is presented below:

	2002	2001
Deferred income tax assets:
Foreign net operating loss carryforward	$2,531	$2,391
U.S. net operating loss carryforward Stock compensation	3,375	4,097
Miscellaneous reserves and accruals	1,268	1,147
Other	291	95
Total gross deferred tax assets	7,465	7,730
Less: Valuation allowance	(7,465)	(7,730)
Net deferred income tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of June 30, 2002 and 2001.

As of June 30, 2002, the Company has reported U.S. net operating loss carryforwards of approximately $8,800,000. The net operating loss carryforwards expire in the years 2010 through 2021.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382. The Company’s net operating loss carryforward may be subject to the above limitations.

(7)                           Note Payable

In February 1998, the Company entered into a loan agreement for approximately $927,000 with a third party lender. During fiscal 1999, the Company borrowed an additional $480,000. The note was secured by the assets of the Company. The interest rate on the outstanding principal balance was based on an index defined in the loan agreement plus 7%, with interest payable monthly. The balance on this note was paid in full during fiscal year 2002.

(8)                           License Sale with Warrants

In June 2000 the Company entered into an agreement with a customer whereby the customer agreed to purchase software licenses valued at $402,000 as well as related maintenance and consulting services. In connection with this agreement, the Company issued a warrant to the customer for the purchase of up to 340,000 shares of the Company’s stock at a price of $1.4156 per share. The warrant expires December 31, 2007. The fair value of the warrant at the date of grant was estimated to be approximately $401,000 using the Black-Scholes pricing model, which was recorded as a direct reduction of license revenue in the accompanying consolidated statement of operations for the year ended June 30, 2000. The following assumptions were used to calculate the expense: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of seven years. In addition, as part of this agreement, the Company agreed to pay royalties to the customer equal to 20% of all software and maintenance fees payable to the Company resulting from within the lodging, restaurant and hospital industries which utilize an application that is being co-developed by the Company and the customer for those industries. The royalty fee is 50%, up to an amount equivalent to the licenses and services purchased by the customer and 20% thereafter.  During fiscal 2001, no royalty fees were incurred. During fiscal 2002, this royalty arrangement was cancelled.

In June 2001, the Company sold additional software licenses to this customer for approximately $213,000. In connection with this sale, the Company issued warrants for the purchase of up to 100,000 shares of the Company’s stock at a price of $0.15 per share. The warrant will expire in seven years. The fair value of the warrant at the date of grant was estimated to be approximately $10,000 using the Black-Scholes pricing model, which was recorded in the accompanying consolidated statement of operations for the year ended June 30, 2001. The following assumptions were used to calculate the expense: dividend yield of 0%; expected volatility of 60%; risk-free interest rate of 7.0%; and contractual life of seven years.

(9)                           Commitments and Contingencies

Operating Leases

The Company leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2008. Future minimum lease commitments under these operating leases are as follows:

Year ending June 30:
2003	$320,000
2004	279,000
2005	221,000
2006	163,000
2007	139,000
Thereafter	23,000
$1,145,000

Rent expense under operating leases for the years ended June 30, 2002 and 2001 were $744,000 and $973,000, respectively.

Legal proceedings

The Company is involved in legal actions in the ordinary course of its business.  Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s financial position or results of operations.

(10)                    Notes Payable- Stockholder

The Company has received interest-bearing advances from a stockholder under term notes. The notes bear interest at 8.5% per annum and expire December 31, 2006 with the right to demand payment on or after September 30, 2003. The notes are secured by substantially all the assets of the Company. Balances due under these notes were approximately $686,000 and $562,000 as of June 30, 2002 and 2001, respectively plus accrued interest of approximately $73,000 and $35,000, as of June 30, 2002 and 2001, respectively. These amounts have been included in liabilities in the accompanying balance sheets. Interest expense was $62,065 and $40,501 for the years ended June 30, 2002 and 2001, respectively.

In December 2001, a director converted the remaining balance of an advance ($12,000) into 80,000 shares of common stock at a price of $0.15 per share, the fair market value of the stock on the date of conversion.

(11)         Industry Segment and Operations By Geographic Areas:

The Company operates predominantly in one industry segment, being the design, development, support and marketing of its proprietary management software solutions. The geographic distributions of the Company’s revenue and long-lived assets are summarized in the following table:

	Year Ended June 30,
	2002	2001
Total Revenues:
United States	$5,429,000	4,860,000
Australia	4,150,000	4,086,000
United Kingdom	2,763,000	3,205,000
	$12,342,000	12,151,000

Long-Lived Assets:
United States	$28,000	22,000
Australia	30,000	39,000
United Kingdom	41,000	44,000
	$100,000	105,000

(12)         Preferred Stock

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

(13)         Employment Agreement

On July 1, 1999, the Company entered into a three-year employment agreement with its chief executive officer. This agreement included options to purchase 675,000 shares of common stock at $1.33 per share. The fair value of the stock on the date of grant was $2.67 per share. The options vest over a period of three years and expire in June 2006. Accordingly, the Company has recorded expenses of $301,500 per year for the years ended June 30, 2002 and 2001, respectively (and included in warrants and stock options vested in Note 5).

On January 1, 2001, the Company reached an agreement regarding an amendment to the above employment agreement. As of that date, the executive’s base compensation was reduced to $180,000 from $380,000 per year. In addition, the executive will receive bonus compensation based on the achievement of certain pre-determined audited annual earnings before interest and taxes. As part of this amendment, the executive agreed to forgive compensation owed as of December 31, 2000 of approximately $242,000. This amount has been recorded in the period ended December 31, 2000 as a credit to Additional Paid-in Capital. During the six-month period ended December 31, 2000, the Company has recorded salary expense of $90,000 to the chief executive officer, an amount that was never paid and was subsequently forgiven.

(14)         Installment Agreement with Internal Revenue Service

On March 29, 2001, the Company entered into an installment agreement with the Internal Revenue Service regarding the repayment of past due payroll taxes, penalties and interest totaling approximately $930,000. As of June 30, 2002, the balance due under this agreement was approximately $210,000, including penalties and accrued interest. The Company is currently paying $50,000 per month on this obligation. In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company’s assets. This lien will be removed once all payments under the agreement are made.

(15)         Creditor Settlement Agreement

In November 2001 the Company entered into a Stipulation of Settlement agreement with a creditor for approximately $976,000 under which the Company agreed to make quarterly principal payments through December 2003, at which time it would also pay accrued interest on the unpaid principal balance from the date of the agreement to December 2003 at a rate of 9% per annum. In the event of default, the obligation would be accelerated, the interest rate would be increased to 15% and legal fees in the amount of $100,000 would become due. The Company has granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of June 30, 2002, the balance under this obligation, which is included in accounts payable in the accompanying balance sheets, was approximately $650,000, including accrued interest.

(16)         Stock Purchase Plan

In December 2000, the Company established an employee stock purchase plan that allows employees to purchase common stock of the Company at a 15% discount. Under this plan, the Company has reserved 500,000 shares of common stock for issuance under the plan. During fiscal year 2002, a total of 443,060 shares of common stock were issued to plan participants. As of June 30, 2002, this plan has been temporarily suspended.

(17)                    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143. “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company’s consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long–Lived Assets.” SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long–lived assets to be disposed of, whether primarily held, used or newly acquired.  The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001.  The provisions of SFAS No. 144 generally are to be applied prospectively.  The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company’s consolidated financial position or results of operations

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operation.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s consolidated financial position or results of operations.

(18)         Profit Sharing and 401(k) Retirement Plan

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code which covers employees meeting certain eligibility requirements. Any employer contributions are discretionary. There were no company contributions for the years ended June 30, 2002 and 2001.

(19)         Subsequent Events (Unaudited)

Settlement of Litigation

The Company and its officers and directors were involved in a lawsuit filed by certain shareholders for allegedly false and misleading information regarding the historical and future financial performance of the Company. In September 2002, the Company entered a Settlement Agreement and Mutual Release to fully settle the matter. Terms of the settlement are covered by a confidentiality clause within the agreement. The settlement includes warrants to purchase 133,332 shares of common stock at a price of $0..21 per share. The expense, including legal fees,  recorded in the statement of operations was $225,000, for the year ended June 30, 2002.

Consulting Agreement

In September 2002, the Company entered into a consulting agreement with GlobalNet Venture Partners, L.L.C. (GlobalNet) to provide management advisory services for a period of 30 months. In exchange for these services, the Company will pay GlobalNet a fee of $26,500 per month. In addition, GlobalNet can earn additional fees under the agreement as a result of its involvement in obtaining financing and for introducing and developing strategic partnerships that result in revenue to the Company. The agreement can be terminated by either party upon 60 days written notice. As part of the services to be provided under this agreement, a principal of GlobalNet agreed to serve as the Company’s Chairman of the Board for a period of 24 months.

Stock Purchase

In September 2002, the Company sold 1.2 million shares of the Company’s common stock to GlobalNet at a price of $0.27 per share under a stock purchase agreement. GlobalNet paid the entire purchase price by delivering a promissory note to the Company and pledged the stock purchased as security for the note. The note, which expires in September 2009, bears an interest rate of 5.5% per annum through September 2, 2009, with interest payable quarterly starting September 30, 2002. The note is a limited recourse note in that in the event of non-payment, the Company's only recourse is against the pledged shares.

ITEM 8.              CHANGES IN ACCOUNTANTS

Previously reported.

PART III

ITEM 9.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the name, age and position of each person who currently serves as a director and/or officer of our Company as of September 30, 2002. Our directors serve for an indefinite term that expires at the next regular meeting of our shareholders, and until such directors’ successors are elected and qualified, or until such directors’ earlier death, resignation, disqualification or removal as provided by law.

Name	Age	Position
John A. Bohn	64	Chairman
David C. Carlson	46	Chief Financial Officer; Director
Ismail Kurdi	33	Director
Justin M. MacIntosh	52	President, Chief Executive Officer; Director
James L. Mandel	45	Director
Alan M. Missroon, Jr.	39	Vice President Sales- The Americas; Director

John A. Bohn (Chairman). Mr. Bohn was named Chairman in September 2002. He currently serves as Chairman and Chief Executive Officer of GlobalNet Venture Partners, a consulting and investment firm.  Previously, Bohn was co-founder and Executive Chairman of CheMatch.com, (now Chemconnect), an internet based trading exchange for petrochemicals; managing director for Burson-Marsteller, the world’s largest public relations firm; President and Chief Executive Officer of Moody’s Investors Service, the world’s leading credit research and analysis company, and a major publisher of financial information; President and Chairman of the Export Import Bank of the United States, a U.S. Government corporation that finances and insures the sale abroad of American produced goods; Special Assistant to the Secretary of the Treasury, and U.S. Ambassador and Executive Director at the Asian Development Bank in Manila.  Additionally, Mr. Bohn has practiced law in California and in Asia-Pacific, and he spent 13 years as an international banker.

David C. Carlson (Chief Financial Officer; Director).  Before joining CorVu Corporation as Chief Financial Officer in July 1996, Mr. Carlson gained extensive experience in the area of accounting and business operations.  He served from July 1979 to July 1984 in the audit division of Arthur Andersen & Co.  From July 1984 to April 1989, he held the position of Controller and later, Vice President of Finance at Canterbury Downs, a horse racing facility.  He joined the Minnesota Timberwolves, a professional sports franchise, in April 1989 as Controller, a position he subsequently held at a local health and fitness chain until May 1996; the sports franchise and the health and fitness chain were under common ownership.  Mr. Carlson is responsible for all areas of financial management of our Company.  He became a member of the board of directors of CorVu Corporation in December 1996 and was elected to the board of directors of the Company in January 2000.

Ismail Kurdi (Director).  Mr. Kurdi received a Bachelor of Science from Boston University in May 1992.  From September 1992 to September 1993, he was with Oxy USA, a subsidiary of Occidental Petroleum.  In October 1993, he relocated back to England where he is a real estate developer and investor.  He serves on the board of directors for several British property companies which are not reporting companies.  Mr. Kurdi was elected to the board of directors of CorVu Corporation in December 1996 and was elected to the board of directors of the Company in January 2000.  He currently spends approximately 10% of his time on CorVu’s business affairs.

Justin M. MacIntosh (President, Chief Executive Officer; Director).  After a career in the equity and real estate markets of Australia, Mr. MacIntosh founded MACS Software Company, a provider of business application software, in 1977.  He served as Chairman and CEO of MACS until he founded the former parent company of CorVu in Australia in 1990.  Since the incorporation of CorVu Corporation in Minnesota in September 1995, Mr. MacIntosh has served as Chairman, President and Chief Executive Officer, and as a director of the company.  He was elected as director, Chairman of the Board, President and Chief Executive Officer of the Company in January 2000.

James L. Mandel (Director).  Mr. Mandel has been a director of Minnesota American since 1987.  He has been the Chief Executive Officer and a director of Vicom Inc., a full service telecommunications company which is reporting to the SEC under the Securities Exchange Act of 1934 and is headquartered in Minneapolis, since September 1998.  From January 1997 to September 1998, he was Chairman of Call 4 Wireless LLC and from January 1992 to February 1997, he served as a Vice President of Grand Casinos, Inc.  Mr. Mandel was elected to the board of directors in September 1987.  He currently spends approximately 10% of his time on Corvu’s business affairs.

Alan M. Missroon, Jr. (Vice President Sales- The Americas; Director).  Mr. Missroon gained his knowledge of the business intelligence market while working at Burroughs Corporation (Unisys) and during his eight years (from July 1987 to November 95) at IQ Software Corporation in which he became familiar with a variety of positions in sales, sales management, product design, and marketing.  From December 1995 to December 1996, he worked at Praxis International.  Mr. Missroon is responsible for directing the salesforce in the Americas region.  He joined CorVu Corporation in January 1997 and was elected as one of the directors of CorVu Corporation in February 1997.  He was elected to the board of directors of the Company in January 2000.

Section 16(a) Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires CorVu’s executive officers and directors, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of CorVu.  Officers, directors and greater than 10% shareholders (“Insiders”) are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of such reports furnished to us, for the fiscal year ended June 30, 2002 all Section 16(a) filing requirements applicable to Insiders were complied with except that David Carlson was late filing a Form 5 reporting a purchase of stock from CorVu.

ITEM 10.              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by CorVu, as well as certain other compensation, paid or accrued, during each of CorVu’s last three fiscal years to the Chief Executive Officer and to the other executive officers whose total annual salary and bonus paid or accrued during fiscal year 2002 exceeded $100,000.

Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year			Other ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Annual Compensation
		Salary ($)	Bonus ($)
Justin M. MacIntosh(1) Chief Executive Officer	2002 2001 2000	278,818 276,800 442,640	192,656 — —	20,594 — —	— — —	— 40,000 843,750	— — —	— — —

David C. Carlson Chief Financial Officer	2002 2001 2000	116,667 115,000 115,000	29,166 13,500 52,000	— — —	— — —	— 125,000 90,000	— — —	— — —

Alan M. Missroon, Jr. Vice President Sales- The Americas	2002 2001 2000	150,000 150,000 150,000	— 20,000 80,000	63,587 — —	— — —	— 125,000 53,750	— — —	— — —

(1)   $242,000 of fiscal 2000 and 2001 salary amounts were subsequently forgiven by Mr. MacIntosh as part of his amended employment contract.

Option Grants During 2002 Fiscal Year

There were no options granted to executive officers during fiscal 2002.

Option Exercises During 2002 Fiscal Year and Fiscal Year-End Option Values

No options were exercised by the named executive officers during fiscal 2002.  The following table provides information related to the number and value of options held at June 30, 2002:

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Justin M. MacIntosh	926,667	13,333	$2,667	$1,333

David C. Carlson	330,834	41,666	$4,000	$2,000

Alan M. Missroon, Jr.	293,334	41,666	$4,000	$2,000

(1)                                  Value is calculated on the basis of the difference between the option exercise price and $0.30, the average of the closing bid and ask price on June 30, 2002, as quoted on the OTC Bulletin Board.

Employment Agreements

Effective July 1, 1999, CorVu entered into a three-year employment agreement with Justin M. MacIntosh.  Pursuant to the agreement, Mr. MacIntosh serves as our Chairman, President and Chief Executive Officer.  During the term of the agreement, Mr. MacIntosh will be paid annual base salaries of $330,000 for the first employment year, $380,000 for the second and $420,000 for the third employment year.  He was also granted options to purchase a total of 675,000 shares of our Company’s common stock at $1.33 per share, with 225,000 of these options vesting at the beginning of each employment year.  Subsequently, on January 1, 2001, CorVu reached an agreement with Mr. MacIntosh on an amendment to his employment agreement. Base compensation was reduced to $180,000 per year. In addition, Mr. MacIntosh will receive bonus compensation based on the achievement of certain pre-determined audited annual earnings before interest and taxes. As part of this amendment, Mr. MacIntosh agreed to forgive approximately $242,000 of compensation owed as of December 31, 2000. Mr. MacIntosh will participate in any retirement, welfare and other benefit program our Company provides for its executive officers.  Mr. MacIntosh will receive payments in the amount of at least 9 monthly installments of the base salary in effect at the time of termination if we terminate his employment without cause.  Mr. MacIntosh is subject to certain confidentiality and non-compete provisions under the agreement. In addition, Mr. MacIntosh receives an annual salary of approximately $99,000 for his duties as Managing Director of CorVu Australasia Pty Ltd and , effective October 1, 2001, an override commission equal to 2.5% of all license revenue for the United Kingdom/Europe region for his duties as Sales Director in that region.

Effective July 15, 1996, CorVu entered into a one-year employment agreement with David C. Carlson that was amended as of July 20, 1998.  Pursuant to the agreement Mr. Carlson will serve as our Chief Financial Officer.  The term of the agreement is automatically renewed for successive one-year periods unless the agreement has been terminated earlier.  Effective July 15, 2002, Mr. Carlson receives an annual base salary in the amount of $137,500 and up to an additional 25% quarterly bonus payments, based on attaining quarterly business plan results.  Mr. Carlson will participate in any retirement, welfare and other benefit program our Company provides for its executive officers.  Both parties to the agreement can terminate the agreement without cause upon 60 days prior written notice.  Mr. Carlson is subject to certain confidentiality provisions under the agreement.

Effective January 2, 1997, CorVu entered into a one-year employment agreement with Alan M. Missroon, Jr..  The agreement is automatically renewed for successive one year terms unless terminated earlier.  Mr. Missroon receives an annual base salary of $150,000 and an override commission equal to 2% of all license and services revenue for The Americas region.  Mr. Missroon will participate in any retirement, welfare and other benefit program our Company provides for its executive officers.  If we terminate his employment without cause, Mr. Missroon will receive his base salary for a period of three months after the date of termination, with an additional one month of base pay added for each year of employment up to a maximum of six months.  Mr. Missroon is subject to certain confidentiality and non-compete provisions under the agreement.

Directors’ Compensation

For fiscal year 2001, directors who are not employees of CorVu were compensated at the rate of $900 per month plus $900 for each Board meeting attended and $500 for each committee meeting attended.  In addition, on July 21, 2000, each nonemployee director received a five-year nonqualified option to purchase 10,000 shares at an exercise price of $2.50 per share, which was the market value of CorVu’s common stock on the date of grant.

For fiscal year 2002, directors who are not employees of CorVu are to be compensated at the rate of $1,225 per month plus $1,225 for each Board meeting attended and $500 for each committee meeting attended.  In addition, on July 11, 2001, each nonemployee director received a five-year nonqualified option to purchase 10,000 shares at an exercise price of $0.12 per share, which was the market value of CorVu’s common stock on the date of grant.

Pursuant to a letter agreement dated June 19, 2002 between the Company and GlobalNet Venture Partners, L.L.C. (“GlobalNet”), GlobalNet will provide certain consulting services to the Company and receive fees for such services.  Based on the agreement, effective September 3, 2002, John Bohn, a principal of GlobalNet, became the Chairman of the Company’s Board of Directors.  See Item 12 “Certain Relationships and related Transactions” below.

ITEM 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of September 15, 2002, concerning the beneficial ownership of our Company’s common stock by (i) each director of the company, (ii) each executive officer named in the Summary Compensation Table, (iii) the persons known by us to own more than 5% of our outstanding common stock, and (iv) all directors and executive officers as a group.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

Name or Identity of Group	Common Stock			Preferred Stock		Percent of Common and Preferred Combined
	Number of Shares Beneficially Owned		Percent of Class	Number of Shares Beneficially Owned	Percent of Class

John A. Bohn(2)	1,200,000	(3)	5.4%	—	—	5.4%
David C. Carlson(2)	549,985	(4)	2.4%	—	—	2.4%
Ismail Kurdi(2)	1,582,825	(5)	7.1%	—	—	7.1%
Justin M. MacIntosh(2)	9,418,654	(6)	40.7%	—	—	40.7%
James L. Mandel(2)	244,061	(7)	1.1%	—	—	1.1%
Alan M. Missroon, Jr.(2)	402,561	(8)	1.8%	—	—	1.8%
Directors and executive officers as a group	13,398,086	(9)	56.2%	—	—	56.2%
Troy Rollo(10)	1,124,867	(11)	5.0%	—	—	5.0%
Alice L. Lorimer and Vincent T. Lorimer, Trustees, Vincent T. Lorimer Revocable Trust dtd 2/15/90(12)	—		—	200	100%	*
Opella Holdings Limited(13)	7,541,733	(14)	34.0%	—	—	34.0%
Dominic K.K. Sum(13)	7,541,733	(15)	34.0%	—	—	34.0

*Less than 1%

(1)                                  For each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

(2)           Address: 3400 W. 66th Street, Suite 445, Edina, MN 55435.

(3)                                  Mr. Bohn's beneficial ownership consists of 1,200,000 shares of Common Stock held by GlobalNet Venture Partners, LLC. Mr. Bohn disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein as a member of GlobalNet Venture Partners, LLC.

(4)                                  Mr. Carlson’s beneficial ownership includes 342,500 shares of Common Stock which may be purchased upon exercise of options.

(5)           Mr. Kurdi’s beneficial ownership includes 20,000 shares which may be purchased upon exercise of options.

(6)                                  Mr. MacIntosh’s beneficial ownership includes (i) 7,541,733 shares registered in the name of Barleigh Wells Limited (see also footnotes 14 and 15), (ii) 926,666 shares of Common Stock which may be purchased upon exercise of options held by Mr. MacIntosh, and (iii) 234,244 shares of Common Stock held by Mr. MacIntosh’s spouse and a company controlled by his spouse.  Mr. MacIntosh disclaims beneficial ownership of the shares owned by his spouse.

(7)                                  Mr. Mandel’s beneficial ownership includes (i) 55,000 shares which may be purchased upon exercise of options held by Mr. Mandel and (ii) 40,350 shares held by Mr. Mandel’s spouse.  Mr. Mandel disclaims beneficial ownership of the shares owned by his spouse.

(8)                                  Mr. Missroon’s beneficial ownership includes 305,000 shares of Common Stock which may be purchased upon exercise of stock options.

(9)                                  Includes 1,649,166 shares which may be purchased upon exercise of stock options.

(10)                            Address: C/-Crispin & Jeffery, Level 2, 57 Grosvenor Street, Neutral Bay NSW 2089, AUSTRALIA.

(11)                            Mr. Rollo’s beneficial ownership includes 982,325 shares of Common Stock held by Rollosoft Pty. Limited and (ii) 142,542 shares of Common Stock which may be purchased upon exercise of stock options.

(12)                            Address:  1301 E. 100th Street, Apt. #112, Bloomington, MN 55425-2631.

(13)                            Address: c/o Tempio Corporate Consultants Limited, Suite 701, 7/F, 6-8 Pottinger Street, Central, HONG KONG.

(14)                            Opella Holdings Limited as trustee of The Asia Pacific Technology Trust is the beneficial owner of 7,541,733 shares of Common Stock registered in the name of Barleigh Wells Limited as street name holder.Opella Holdings Limited shares beneficial ownership of the shares with Mr. MacIntosh (see footnote 6) and Mr. Sum (see footnote 15).

(15)                            Mr. Sum is the sole shareholder of Opella Holdings Limited (see footnote 14).  The director of Opella Holdings Limited is Pio Services Limited whose sole shareholder is Tempio Group of Companies Limited which in turn is wholly owned by Mr. Sum.  Pio Services Limited has two directors, one of which is Mr. Sum.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 2000, David Carlson, the Chief Financial Officer and a director of CorVu, and his wife Cynthia loaned CorVu $300,000.  Interest payable was based upon a bank index rate plus 2%.  As of June 30, 2001, the balance due under this loan was $50,000. During fiscal year 2002, $38,000 of this note was repaid with the remaining $12,000 converted to common stock at a price of $0.15 per share, the fair market value of the stock on the date of conversion.

Delia S. MacIntosh, the wife of Justin M. MacIntosh, the President, Chief Executive Officer of CorVu and one of our Directors, has advanced money to CorVu under term notes.  As of the end of fiscal year 2002, CorVu owed approximately $759,000 on these notes, including accrued interest of approximately $73,000.  The term notes bear interest at 8.5% per annum and are due on demand. The notes expire December 31, 2006 and are secured by substantially all of the assets of the Company.

As noted in Item 10, the Company and GlobalNet entered into a letter agreement dated June 19, 2002, in which GlobalNet agreed to provide various consulting services to the Company.  As part of the services provided to the Company, John Bohn, GlobalNet’s Managing Member, agreed to serve as the chairman of the Company’s board for a 24-month term.  GlobalNet’s agreement to consult was subject to its conducting a thorough due diligence review.  By letter dated August 23, 2002, GlobalNet informed CorVu that it had completed its due diligence and would proceed with its engagement.  The letter agreement has a term of 30 months and provides for a one-time engagement fee in the amount of fifty thousand Dollars ($50,000) which was payable in equal installments upon the signing of the letter agreement and the completion of the due diligence review.  During the term of the agreement, the Company will pay GlobalNet a monthly fee in the amount of $26,500, payable as follows: $16,500 per month for the initial six months of the engagement commencing on September 1, 2002; $36,500 per month during the following six months, and $26,500 per month for the next 18 month, provided that if the agreement is terminated by either party, the $10,000 per month that is deferred in the first six months will be paid promptly to the extent it has not been recouped during the six month payments of $36,500.

The Company sold 1,200,000 shares of the Company’s common stock at a price of $.27 per share (the closing bid price for CorVu’s Common Stock on June 18, 2002) under a stock purchase agreement with GlobalNet.  GlobalNet paid for the stock by executing a seven-year promissory note for $324,000, with interest at 5.5% per annum, payable quarterly. The entire principal amount becomes due on the seventh anniversary of the note.  GlobalNet has pledged the stock to the Company as a security for GlobalNet’s payment obligations under the note.  In the event GlobalNet or the Company terminates GlobalNet’s consulting services during the 30-month period, the amount of shares purchasable by GlobalNet is reduced proportionately.  The note is a limited recourse note in that in the event of non-payment, the Company’s only recourse is against the pledged shares.

ITEM 13.              EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits.

See “Exhibit Index” immediately following the signature page of this Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVU CORPORATION

Dated: September 30, 2002	By:	/s/ Justin M. MacIntosh
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

Signature and Title	Date

/s/ Justin M. MacIntosh
Justin M. MacIntosh, President and Chief Executive Officer (principal executive officer)	September 30, 2002

/s/ David C. Carlson
David C. Carlson, Chief Financial Officer and Director (principal financial and accounting officer)	September 30, 2002

/s/ Ismail Kurdi
Ismail Kurdi, Director	September 30, 2002

/s/ James L. Mandel
James L. Mandel, Director	September 30, 2002

/s/ Alan M. Missroon, Jr.
Alan M. Missroon, Jr., Director	September 30, 2002

/s/ John A. Bohn
John A. Bohn, Chairman of the Board	September 30, 2002

CERTIFICATION

I, Justin M. MacIntosh, Chief Executive Officer of CorVu Corporation, certify that:

1.             I have reviewed this annual report on Form 10-KSB of CorVu Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:       September 30, 2002.

/s/ Justin M. MacIntosh
Justin M. MacIntosh
Chief Executive Officer

CERTIFICATION

I, David C. Carlson, Chief Financial Officer of CorVu Corporation, certify that:

1.             I have reviewed this annual report on Form 10-KSB of CorVu Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:       September 30, 2002.

/s/ David C. Carlson
David C. Carlson
Chief Financial Officer

CORVU CORPORATION

EXHIBIT INDEX FOR

FORM 10-KSB FOR 2002 FISCAL YEAR

Exhibit Number		Description

2

Agreement and Plan of Reorganization between CorVu Corporation and Minnesota American, Inc. dated as of November 17, 1999—incorporated by reference to Exhibit 2 to Registrant’s Form 10-SB, File No. 000-29299

3.1		Articles of Incorporation of the Registrant as amended to date—incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-SB, File No. 000-29299

3.2		Bylaws—incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB, File No. 000-29299

4		Rights of Holders of Series A Convertible Preferred Stock—see Article 3 of Articles of Incorporation (Exhibit 3.1)

10.1

Subscription Agreement and Letter of Investment Intent, dated April 27, 1999, from Ismail Kurdi, accepted by CorVu Corporation, to Purchase 150,000 Shares of Common Stock and Warrants to Purchase 150,000 Shares of Common Stock of CorVu Corporation, including Warrant to Ismail Kurdi to Purchase 150,000 Shares of Common Stock of CorVu Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-SB, File No. 000-29299

10.2

Subscription Agreement and Letter of Investment Intent, dated June 30, 1999, from Ismail Kurdi, accepted by CorVu Corporation, to Purchase 125,000 Shares of Common Stock and Warrants to Purchase 125,000 Shares of Common Stock of CorVu Corporation, including Warrant to Ismail Kurdi to Purchase 125,000 Shares of Common Stock of CorVu Corporation—incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-SB, File No. 000-29299

10.3

Subscription Agreement and Letter of Investment Intent, dated June 30, 1999, from Ismail Kurdi to Subscribe for 395,000 Shares of Common Stock of CorVu Corporation in full satisfaction and payment of cash advances—incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-SB, File No. 000-29299

10.4	*	Employment Agreement between Registrant and Justin MacIntosh, dated July 1, 1999—incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-SB, File No. 000-29299

10.5	*	Employment Agreement between Registrant and David C. Carlson, dated July 15, 1996 and amended July 20, 1999—incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-SB, File No. 000-29299

10.6	*	Employment Agreement between Registrant and Alan M. Missroon, dated January 2, 1997—incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-SB, File No. 000-29299

10.7		Lease Agreement between United Properties Investment LLC. and CorVu Corporation for premises at 3400 West 66th Street, Edina, Minnesota.

10.8

Commercial Lease between Viestall Pty. and CorVu Australasia Pty. Ltd., dated April 15, 1999, for the premises at Level 4, 1 James Place, North Sydney–incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-SB, File No. 000-29299

10.9

Underlease between Michael John Haynes, Raymond John Evans, Terrance Guy Hawker and CorVu PLC and CorVu Corporation for premises at Craven House, 40 Uxbridge Road, London W5—incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-SB, File No. 000-29299

10.10

Loan Agreement between CorVu Australasia Pty Ltd, CorVu North America, Inc., CorVu PLC and Integral Business Finance Pty. Limited—incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-SB, File No. 000-29299

10.11

Specific and Floating Charge / Deed of Charge between CorVu Australasia Pty Ltd. and Integral Business Finance Pty. Limited—incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-SB, File No.
000-29299

10.12

Letter Agreement between CorVu Corporation and Jon Adams Financial Co., L.L.P., dated 12 May, 1999, as amended October 27, 1999-incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-SB, File No. 000-29299

10.13

Bridge Loan Agreement dated as of November 15, 1999 between CorVu Corporation and Gildea Management Company – The Network Funds, including Subordinated Unsecured Convertible Promissory Note for $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of November 15, 1999—incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-SB, File No. 000-29299

10.14

Bridge Loan Agreement dated as of November 15, 1999 between CorVu Corporation and Calton, Inc., including Subordinated Unsecured Convertible Promissory Note for $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of November 15, 1999—incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-SB, File No. 000-29299

10.15	*

CorVu Corporation 1996 Stock Option Plan, as amended through November 30, 1999 and approved by the shareholders at their meeting on January 13, 2000—incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-SB, File No. 000-29299

10.16	*

Minnesota American, Inc. 1993 Stock Incentive Plan as amended and approved by the shareholders at their meeting on January 30, 1996—incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-SB, File No. 000-29299

10.17	*

Amendment to Employment Agreement between CorVu Corporation and Justin MacIntosh, dated January 1, 2001—incorporated by reference to Exhibit 10.16 to Registrant’s Form 10-KSB for the fiscal year ended June 30, 2001, File No. 000-29299

10.18		Letter Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC

10.19

Stock Purchase Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC—incorporated by reference to Exhibit A to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

10.20

Amendment dated September 3, 2002 to Stock Purchase Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC—incorporated by reference to Exhibit B to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

10.21

Secured Promissory Note dated September 3, 2002 in the principal amount of $324,000 from GlobalNet Venture Partners, LLC to CorVu Corporation—incorporated by reference to Exhibit C to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

10.22

Pledge Agreement dated September 3, 2002 between GlobalNet Venture Partners, LLC and CorVu Corporation–incorporated by reference to Exhibit D to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

21	Subsidiaries of the CorVu Corporation

23	Consent of Independent Auditors - Virchow, Krause & Company, LLP

24	Power of Attorney (contained on Signature Page of this Form 10-KSB)

*            Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.