Form 10QSB
period 2002-09-30
CORVU CORP
filed 2002-11-07
CIK 1103341

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share
Outstanding shares as of October 31, 2002:  22,197,503

CorVu Corporation

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2002	June 30, 2002
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$93,463	279,176
Trade accounts receivable, net of allowance for doubtful accounts of $204,000 and $160,000, respectively	3,954,044	2,845,858
Prepaid expenses and other	150,348	197,851

Total current assets	4,197,855	3,322,885

Furniture, fixtures and equipment, net	96,115	99,940

	$4,293,970	3,422,825
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,677,722	2,036,842
Accrued compensation and related costs	2,461,635	2,527,493
Deferred revenue	3,136,488	2,872,329
Notes payable-stockholder	669,824	—
Accrued interest	149,146	73,232
Other accrued expenses	696,099	845,168
Total current liabilities	8,790,914	8,355,064

Notes payable-stockholder	—	685,767

Stockholders’ deficit:
Undesignated capital stock, 24,000,000 shares, none issued	—	—
Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; 200 shares issued and outstanding	2,000	2,000
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,197,503 and 20,730,835 shares issued and outstanding, respectively	221,919	207,252
Additional paid-in capital	16,697,271	16,223,744
Stock subscription receivable	(324,000)	—
Accumulated deficit	(21,161,077)	(22,191,944)
Accumulated other comprehensive income	66,943	140,942

Total stockholders’ deficit	(4,496,944)	(5,618,006)

Total liabilities and stockholders’ deficit	$4,293,970	3,422,825

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended September 30, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,030,932	(681,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	14,966	12,727
Warrants and stock options vested	64,194	309,646
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,176,996)	1,254,885
Prepaid expenses and other	47,504	8,201
Accounts payable	(382,605)	(295,874)
Accrued compensation and related costs	(70,153)	(364,867)
Deferred revenue	281,385	(58,810)
Accrued interest	75,914	2,086
Other accrued expenses	(158,789)	(209,415)

Net cash used operating activities	(273,648)	(22,848)

Cash flows from investing activities:
Capital expenditures	(11,141)	(20,058)

Net cash used in investing activities	(11,141)	(20,058)

Cash flows from financing activities:
Proceeds from sale of common stock	100,000	—
Repayment of note payable	—	(130,019)
Borrowings on notes payable - stockholder	—	156,800
Repayment on notes payable - stockholder	—	(35,660)

Net cash provided by (used in) financing activities	100,000	(8,879)

Effect of exchange rate changes on cash	(924)	332

Net decrease in cash and cash equivalents	(185,713)	(51,453)

Cash and cash equivalents at beginning of period	279,176	77,409

Cash and cash equivalents at end of period	$93,463	25,956
Non-cash investing and financing activities:
Common stock issued for stock subscription receivable	$324,000	—

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

For the Three Months Ended September 30, 2002 and 2001

	2002	2001

Revenues:
Software and license fees	$2,634,974	930,124
Maintenance, consulting and other	1,809,578	1,269,116

Total revenues	4,444,552	2,199,240

Operating costs and expenses:
Cost of maintenance, consulting and other	729,565	609,416
Product development	282,235	269,918
Sales and marketing	1,287,035	906,866
General and administrative	1,087,246	1,071,794

Total operating costs and expenses	3,386,081	2,857,994

Operating income (loss)	1,058,471	(658,754)

Interest expense, net	(27,539)	(22,673)

Income (loss) before income taxes	1,030,932	(681,427)

Provision for income taxes	—	—

Net income (loss)	$1,030,932	(681,427)

Net income (loss) per common share—basic	$0.05	(0.03)
Weighted average shares outstanding—basic	21,102,996	20,157,781
Net income (loss) per common share—diluted	$0.05	(0.03)
Weighted average shares outstanding—diluted	22,283,534	20,157,781

See accompanying notes to unaudited consolidated financial statements.

CorVu Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements For the Three Months Ended September 30, 2002 and 2001

(1)                                 Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of CorVu Corporation and Subsidiaries (the Company) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

(b)         Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 1,180,538 shares of dilutive securities for the three months ended September 30, 2002. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the three months ended September 30, 2001 because their inclusion would be anti-dilutive.

Following is a reconciliation of basic and diluted net income (loss) per common share for the three months ended September 30, 2002 and 2001, respectively:

	2002	2001
Net income (loss) per common share - basic:

Net income (loss)	$1,030,932	$(681,427)

Weighted average shares outstanding	21,102,996	20,157,781

Net income (loss) per common share - basic	$0.05	$(0.03)

Net income (loss) per common share - diluted:

Net income (loss)	$1,030,932	$(681,427)

Weighted average shares outstanding	21,102,996	20,157,781

Common stock equivalents	1,180,538	0

Weighted average shares and potential diluted shares outstanding	22,283,534	20,157,781

Net income (loss) per common share – Diluted	$0.05	$(0.03)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 4,452,952 shares of common stock with a weighted average exercise price of $2.15 were outstanding at September 30, 2002 but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares. All options and warrants outstanding as of September 30, 2001 were anti-dilutive.

(3)                                 Comprehensive Net Income (Loss)

Comprehensive net income (loss) and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001

Net Income (Loss)	$1,030,932	$(681,427)

Other comprehensive income (loss):

Foreign currency translation adjustment	(73,999)	17,469

Total comprehensive net income (loss)	$956,933	$(663,958)

(4)                                 Income Taxes

At September 30, 2002, the Company has reported U.S. net operating loss carryforwards of approximately $7.8 million.  The net operating loss carryforwards expire in the years 2010 through 2021. A full valuation allowance against the deferred tax asset has been recorded due to the uncertainty of realizing the related benefit.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  The Company’s net operating loss carryforward may be subject to the above limitations.

(5)                                 Liquidity

The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2002, the Company generated operating income of $605,491. Subsequently, for the three-month period ended September 30, 2002, the Company generated operating income of $1,058,471. As of September 30, 2002, the Company had an accumulated deficit of $21,161,077, total stockholders’ deficit of $4,496,944, and negative working capital of $4,593,059.

During the past fifteen months, the Company has significantly reduced the amount due to the Internal Revenue Service (from $772,000 as of June 30, 2001 to $62,000 as of September 30, 2002) and has also significantly reduced the amount due under a Creditor Settlement Agreement (from $976,000 to $650,000 as of September 30, 2002). Payments have been funded with current operating capital generated as a result of four consecutive quarters of profitability. During the twelve month period ended September 30, 2002, the Company generated consolidated revenues of $14,587,118 and net income of $2,161,890. Management continues to focus on increasing revenues and carefully managing operating costs, as necessary. Management projects that cash flow sufficient for the Company to meet its obligations and to fund future operations will be generated.

(6)                                 Notes Payable- Stockholder

The Company has received interest-bearing advances from a stockholder under short-term notes.  The notes bear interest at 8.5 and mature on December 31, 2006 with the right to demand payment on or after September 30, 2003.  The notes are secured by substantially all of the assets of the Company. Interest expense was $14,521 for each of the three months ended September 30, 2002 and 2001.

(7)                               Installment Agreement with Internal Revenue Service

On March 29, 2001, the Company entered into an installment agreement with the Internal Revenue Service regarding the payment of past due payroll taxes, penalties and interest totaling approximately $930,000. In connection with this agreement, the Internal Revenue Service filed a federal tax lien against the Company’s assets. This lien will be removed once all payments under the agreement are made. The Company has been making payments of $50,000 per month on this obligation. As of September 30, 2002, the balance remaining under this obligation was $62,000 which is included in accrued compensation and related costs in the accompanying balance sheets (see Note 12).

(8)                                 Settlement of Litigation

The Company and its officers and directors were involved in a lawsuit filed by certain shareholders for providing allegedly false and misleading information regarding the historical and future financial performance of the Company. In September 2002, the Company entered into a Settlement Agreement and Mutual Release to fully settle the matter. Terms of the settlement are covered by a confidentiality clause within the agreement. The settlement includes the issuance of warrants to purchase 133,332 shares of common stock at a price of $0.21 per share.

(9)                                 Creditor Settlement Agreement

In November 2001, the Company entered into a Stipulation of Settlement agreement with a creditor for approximately $976,000 under which the Company agreed to make quarterly principal payments through December 2003, at which time it would also pay accrued interest on the unpaid principal balance from the date of the agreement to December 2003 at a rate of 9% per annum. In the event of default, the obligation would be accelerated, the interest rate would be increased to 15% and legal fees in the amount of $100,000 would become due. The Company has granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of September 30, 2002, the balance under this obligation, which is included in accounts payable in the accompanying balance sheets, was approximately $650,000 (see Note 12). Interest expense was $14,757 for the three-month period ended September 30, 2002.

(10)                          Consulting Agreement

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

(11)                          Stock Purchase

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

(12)                          Subsequent Events

In October 2002, the Company made its final payment to the Internal Revenue Service under the installment agreement which completely fulfilled its IRS obligation, and made a payment of $150,000 under the Creditor Settlement Agreement bringing the balance remaining to $500,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended September 30, 2002 and 2001

REVENUES:

Total revenue for the three-month period ended September 30, 2002 increased $2,245,312 (102%) compared to the same period a year ago.

Software and license fee revenues increased $1,704,850 (183%) from $930,124 for the three-month period ended September 30, 2001 to $2,634,974 for the three-month period ended September 30, 2002. This increase reflects an increasing acceptance and demand for our products, especially in the Balanced Scorecard area.

Maintenance, consulting and other revenues increased $540,462 (43%), from $1,269,116 for the three-month period ended September 30, 2001 to $1,809,578 for the three-month period ended September 30, 2002. This was caused by an increase in revenue attributable to consulting and training services of $307,605 (51%) due to increased sales of our products and the associated utilization of our professional consulting and training personnel. In addition, an increase in maintenance revenues of $232,857 (35%) was experienced due to an increasing maintenance customer base.

OPERATING EXPENSES:

Operating expenses increased $528,087 (18%) for the three-month period ended September 30, 2002, from the same period last year.

Cost of maintenance, consulting and other expenses increased $120,149 (20%) for the three-month period ended September 30, 2002, from the same period last year. Staffing levels in this area have increased by 18% to keep up with the increased demand for our services.

Product development costs increased $12,317 (5%) for the three-month period ended September 30, 2002, from the same period last year. Management continues to invest in product development to further improve and enhance its product offerings.

Sales and marketing expenses increased $380,169 (42%) for the three-month period ended September 30, 2002, from the same period last year, consistent with increased staffing levels (six additional salespeople), overhead and other variable costs such as sales commissions, caused by the significant increase in revenues.

General and administrative expenses increased $15,452 (1%) for the three-month period ended September 30, 2002, from the same period last year.

INTEREST EXPENSE, NET:

Interest expense increased $4,866 (21%) for the three-month period ended September 30, 2002, compared to the same period last year.

NET INCOME (LOSS):

CorVu generated net income of $1,030,932 and incurred a net loss of $681,427 for the three-month periods ended September 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased by $185,713 during the three-month period ended September 30, 2002 from $279,176 as of June 30, 2002 to $93,463 as of September 30, 2002. Net cash used in operating activities was $273,648 for the period ended September 30, 2002. Net cash used in investing activities was $11,141, reflecting the acquisition of property and equipment during the period. Net cash provided by financing activities was $100,000 reflecting proceeds from the  sale of common stock during the period.

During the twelve month period ended September 30, 2002, the Company has generated consolidated revenues of $14,587,118 and net income of $2,161,890. Management intends to continue to increase revenues from software licenses and other revenue sources and, to carefully manage operating costs, as deemed necessary. Management believes these activities will generate sufficient cash flows to sustain CorVu’s operations for the next twelve months.

Critical Accounting Policies and Estimates-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2002.  The accounting policies used in preparing our interim 2003 consolidated financial statements are the same as those described in our annual report.

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

Recently Issued Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company’s consolidated financial position or results of operations.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein and the exhibits hereto, and other written and oral statements made from time to time by us may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations for future results. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends.  Words such as “anticipates,” “believes,” “could” “estimates,” “expects,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar expressions generally identify our forward-looking statements. You must carefully consider forward-looking statements and understand that such statements involve a variety of assumptions, risks and uncertainties, known and unknown, and may be affected by a number of factors, including, among others, the factors discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

Item 3.    Controls and Procedures

Within 90 days prior to the filing of this quarterly report, the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the Company’s disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended.  Based on this evaluation, the Chief Executive Officer and its Chief Financial Officer determined that such controls and procedures were effective.  There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

See Item 3 of Part I of Form 10-KSB for the year ended June 30, 2002.

Item 2.    Changes in Securities and Use of Proceeds.

On September 3, 2002, we sold 1,200,000 shares of our common stock to an accredited investor at a price of $0.27 per share.  In connection with such sale we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investor represented in writing that the shares were being acquired for investment and, in addition, the certificate representing the shares bears a restrictive securities legend.

On September 30, 2002, we sold an aggregate of 266,668 shares of our common stock to four accredited investors at a price of $.375 per share.  In connection with such sales we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The investors represented in writing that the shares were being acquired for investment and, in addition, the certificates representing the shares bear a restrictive securities legend.

On September 30, 2002, we issued warrants to purchase an aggregate of 133,332 shares of our common stock at an exercise price of $.21 per share in partial consideration of the settlement of a lawsuit.  In connection with the issuance of such warrants we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The warrant certificates bear a restrictive securities legend.

Item 3.    Default Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits: See Exhibit Index on page following Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K: A report on Form 8-K was filed on September 30, 2002 reporting, under Item 9, the submission to the Securities and Exchange Commission of certifications under the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVU CORPORATION

Date: November 7, 2002	By	/s/ David C. Carlson
David C. Carlson, Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Justin M. MacIntosh, Chief Executive Officer of CorVu Corporation, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of CorVu Corporation;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002	Signature:	/s/ Justin M. MacIntosh
Justin M. MacIntosh
Chief Executive Officer

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David C. Carlson, Chief Financial Officer of CorVu Corporation, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of CorVu Corporation;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002	Signature:	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002