Form 10QSB
period 2002-12-31
CORVU CORP
filed 2003-02-13
CIK 1103341

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

For the transition period from             to            .

Commission File No. 000-29299

CorVu Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State of Incorporation)	41-1457090 (IRS Employer ID #)

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

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares as of February 10, 2003:  22,694,295

CorVu Corporation

PART I

FINANCIAL INFORMATION

Item 1.                  Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2002 (Unaudited)	June 30, 2002 (Audited)
Assets

Current assets:
Cash and cash equivalents	$563,495	279,176
Trade accounts receivable, net of allowance for doubtful accounts of $197,000 and $160,000, respectively	3,118,381	2,845,858
Deferred income taxes	708,000	—
Prepaid expenses and other	104,328	197,851
Total current assets	4,494,204	3,322,885
Furniture, fixtures and equipment, net	165,938	99,940
	$4,660,142	3,422,825

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,198,843	2,036,842
Accrued compensation and related costs	2,151,546	2,527,493
Deferred revenue	3,352,052	2,872,329
Notes payable-stockholder	685,767	—
Accrued interest	177,904	73,232
Other accrued expenses	711,867	845,168
Total current liabilities	8,277,979	8,355,064

Notes payable-stockholder	—	685,767

Stockholders’ deficit:
Undesignated, 24,000,000 shares		—
Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; 200 shares issued and outstanding	2,000	2,000
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,694,295 and 20,730,835 shares issued and outstanding	226,887	207,252
Additional paid-in capital	16,693,103	16,223,744
Stock subscription receivable	(324,000)	—
Accumulated deficit	(20,223,134)	(22,191,944)
Foreign currency translation adjustment	7,307	140,942
Total stockholders’ deficit	(3,617,837)	(5,618,006)
Total liabilities and stockholders’ deficit	$4,660,142	3,422,825

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Month Periods Ended December 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,968,875	(471,022)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29,206	29,264
Warrants and stock options vested	64,194	309,646
Changes in operating assets and liabilities:
Trade accounts receivable, net	(304,502)	293,889
Deferred income taxes	(708,000)	—
Prepaid expenses and other	93,523	14,259
Accounts payable	(936,367)	90,065
Accrued compensation and related costs	(420,062)	(54,591)
Deferred revenue	536,015	114,246
Accrued interest	104,672	19,902
Other accrued expenses	(148,943)	(267,038)
Net cash provided by operating activities	278,611	78,620

Cash flows from investing activities:
Capital expenditures	(95,204)	(46,079)
Net cash used in investing activities	(95,204)	(46,079)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	100,800	19,005
Repayment of notes payable	—	(188,123)
Borrowings on notes payable— stockholder	—	161,381
Repayment on notes payable— stockholder	—	(46,400)
Net cash provided (used) by financing activities	100,800	(54,137)
Effect of exchange rate changes on cash	112	1,100
Net increase (decrease) in cash and cash equivalents	284,319	(20,496)
Cash and cash equivalents at beginning of period	279,176	77,409
Cash and cash equivalents at end of period	$563,495	56,913
Non-cash investing and financing activities:
Common stock issued for stock subscription receivable	$324,000	—
Cashless exercise of stock warrants	$4,888	—
Conversion of director advance into common stock	$—	12,000

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Six Month Periods Ended December 31, 2002 and 2001

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Revenues:
Software and license fees	$2,136,925	1,602,874	4,771,899	2,532,998
Maintenance, consulting, and other	1,754,965	1,383,364	3,564,543	2,652,480

Total revenues	3,891,890	2,986,238	8,336,442	5,185,478
Operating costs and expenses:
Cost of maintenance, consulting, and other	825,187	728,963	1,554,752	1,338,379
Product development	328,359	285,222	610,594	555,140
Sales and marketing	1,530,223	986,947	2,817,258	1,893,813
General and administrative	955,498	724,513	2,042,744	1,796,307
Total operating costs and expenses	3,639,267	2,725,645	7,025,348	5,583,639

Operating income (loss)	252,623	260,593	1,311,094	(398,161)

Interest expense, net	(22,680)	(50,188)	(50,219)	(72,861)

Income (loss) before income taxes	229,943	210,405	1,260,875	(471,022)

Benefit from income taxes	708,000	—	708,000	—

Net income (loss)	$937,943	210,405	1,968,875	(471,022)

Net income (loss) per common share—basic	$0.04	0.01	0.09	(0.02)
Weighted average shares outstanding—basic	22,277,197	20,367,280	21,693,305	20,262,531
Net income (loss) per common share—diluted	$0.04	0.01	0.09	(0.02)
Weighted average shares outstanding—diluted	23,246,834	20,833,342	22,765,184	20,262,531

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the Three and Six Month Periods Ended December 31, 2002 and 2001

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

Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

(b)                 Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 969,637 and 837,969 shares of dilutive securities for the three and six months ended December 31, 2002, respectively. Weighted average shares outstanding-diluted includes 466,062 shares of dilutive securities for the three months ended December 31, 2001. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the six months ended December 31, 2001 because their inclusion would be anti-dilutive.

Following is a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended December 31, 2002 and 2001, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Net income (loss)	$937,943	210,405	1,968,875	(471,022)

Weighted average shares outstanding	22,277,197	20,367,280	21,693,305	20,262,531

Net income (loss) per common share— basic	$0.04	0.01	0.09	(0.02)

Net income (loss) per common share — diluted:

Net income (loss)	$937,943	210,405	1,968,875	(471,022)

Weighted average shares outstanding	22,277,197	20,367,280	21,693,305	20,262,531

Common stock equivalents	969,637	466,062	1,071,879	0

Weighted average shares and potential diluted shares outstanding	23,246,834	20,833,342	22,765,184	20,262,531

Net income (loss) per common share — Diluted	$0.04	0.01	0.09	(0.02)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 4,205,077 shares of common stock with a weighted average exercise price of $2.24 were outstanding at December 31, 2002 but were excluded from the computation of common share equivalents for the three and six months ended December 31, 2002 because their exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 5,534,890 shares of common stock with a weighted average exercise price of $1.83 were outstanding at December 31, 2001 but were excluded from the computation of common share equivalents for the three months ended December 31, 2001 because their exercise prices were greater than the average market price of the common shares. All options and warrants outstanding as of December 31, 2001 were excluded from the computation of common stock equivalents for the six months ended December 31, 2001 as they were anti-dilutive.

(3)                 Comprehensive Income (Loss)

Comprehensive income (loss) and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net income (loss)	$937,943	$210,405	1,968,875	$(471,022)
Other comprehensive income (loss):
Foreign currency translation adjustment	(59,636)	(67,943)	(133,635)	(50,474)
Total comprehensive income (loss)	$878,307	$142,462	$1,835,240	$(521,496)

(4)                 Income Taxes

At December 31, 2002, the Company has reported U.S. net operating loss carryforwards of approximately $6.0 million.  The net operating loss carryforwards expire in the years 2010 through 2021. The Company recorded a deferred tax asset of $708,000 for the three months ended December 31, 2002. Previous to the three months ended December 31, 2002, the Company fully reserved the deferred tax asset due to the uncertainty of its use in future periods.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  The Company’s net operating loss carryforward may be subject to the above limitations.

(5)                 Liquidity

The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2002, the Company generated operating income of $605,491. Subsequently, for the six-month period ended December 31, 2002, the Company generated operating income of $1,311,094. As of December 31, 2002, the Company had an accumulated deficit of $20,233,134, total stockholders’ deficit of $3,617,837, and negative working capital of $3,783,775.

During the past eighteen months, the Company has completely repaid the amount due to the Internal Revenue Service ($930,000) and has also significantly reduced the amount due under a Creditor Settlement Agreement (from $976,000 to $350,000 as of December 31, 2002). Payments have been funded with current operating capital generated as a result of five consecutive quarters of profitability. During the twelve month period ended December 31, 2002, the Company generated consolidated revenues of approximately $15 million and net income of approximately $2.9 million. Management continues to focus on increasing revenues and carefully managing operating costs. Management projects that cash flow sufficient for the Company to meet its obligations and to fund future operations will be generated.

(6)                 Notes Payable- Stockholder

The Company has received interest-bearing advances from a stockholder under short-term notes. The notes bear interest at 8.5% and mature on December 31, 2006, with the right to demand payment on or after September 30, 2003. The notes are secured by substantially all of the assets of the Company. Interest expense was $14,932 and $29,453 for each of the three and six month periods ended December 31, 2002 and 2001, respectively.

(7)                Installment Agreement with Internal Revenue Service

In March 2001, the Company entered into an installment agreement with the Internal revenue Service regarding the payment of past due payroll taxes, penalties and interest totaling approximately $930,000. In October 2002, the Company made its final payment under this agreement.

(8)                 Settlement of Litigation

The Company and its officers and directors were involved in a lawsuit filed by certain stockholders for providing allegedly false and misleading information regarding the historical and future financial performance of the Company. In September 2002, the Company entered into a Settlement Agreement and Mutual Release to fully settle the matter. Terms of the settlement are covered by a confidentiality clause within the agreement. The settlement includes the issuance of warrants to purchase 133,332 shares of common stock at a price of $0.21 per share.

(9)                 Creditor Settlement Agreement

In November 2001 the Company entered into a Stipulation of Settlement agreement with a creditor for approximately $976,000 under which the Company agreed to make quarterly payments through December 2003, at which time it would also pay accrued interest on the unpaid principal balance from the date of the agreement to December 2003 at a rate of 9% per annum. In the event of default, the obligation is accelerated, the interest rate is increased to 15% and legal fees in the amount of $100,000 would become due. The Company has also granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of December 31, 2002, the balance under this obligation, which is included in accounts payable in the accompanying balance sheets, was approximately $350,000. Interest expense was $10,490 and $13,502 for the three month periods ended December 31, 2002 and 2001, respectively and was $26,369 and $13,502 six month periods ended December 31, 2002 and 2001, respectively.

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

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three and Six Month Periods Ended December 31, 2002
versus December 31, 2001

REVENUES:

Total revenue for the three and six-month periods ended December 31, 2002 increased 30% and 61%, respectively, compared to the same periods a year ago.

Software revenues increased $534,051 (33%) and $2,238,901 (88%) for the three and six-month periods ended December 31, 2002, respectively, from the same periods last year. These increases reflect the signing of new customers which result in new license sales.

Maintenance, consulting and other revenues increased $371,601 (27%) and $912,063 (34%), for the three and six-month periods ended December 31, 2002, respectively, from the same periods last year. These results reflect continued improvement of maintenance contract renewals and collections, as well as increased utilization of our professional services personnel required to service the increased demand for consulting and training services.

OPERATING COSTS AND EXPENSES:

Operating expenses increased $913,622 (34%) and $1,441,709 (26%) for the three and six-month periods ended December 31, 2002, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses increased $96,224 (13%) and $216,373 (16%) for the three and six-month periods ended December 31, 2002, respectively, from the same periods last year.  Increased demand for our services caused primarily by the increased software license fees has caused us to increase staffing levels.

Product development costs increased $43,137 (15%) and $55,454 (10%) for the three and six-month periods ended December 31, 2002, respectively, from the same periods last year.  Development staffing has increased by two positions as we continue to further enhance and improve our product offerings.

Sales and marketing expenses increased $543,276 (55%) and $923,445 (49%) for the three and six-month periods ended December 31, 2002, respectively, from the same periods last year. These increases are the result of slight increases in new sales positions and increased sales commissions expenses as a result of our increasing revenues from both software license fees and professional services.

General and administrative expenses increased $230,985 (32%) and $246,437 (14%) for the three and six-month periods ended December 31, 2002, respectively, from the same periods last year. Due to our profitable results for our fiscal year 2003, bonuses earned by our chief executive officer have caused this increased expense level. The bonus earned for the six month period ended December 31, 2002 was approximately $210,000.

INTEREST EXPENSE, NET:

Interest expense, net decreased $27,508 (55%) and $22,642 (31%) for the three and six-month periods ended December 31, 2002, respectively, compared to the same periods last year due to lower debt levels.

BENEFIT FROM INCOME TAXES:

For the three month period ended December 31, 2002, the Company recorded a deferred tax asset of $708,000. In previous periods, the Company had fully reserved the deferred tax asset due to the uncertainty of its use in future periods.

NET INCOME (LOSS):

CorVu Corporation reported net income of $937,943 and $1,968,875 for the three and six-month periods ended December 31, 2002, respectively, compared to net income of $210,405 and a net loss of $471,022 for the three and six-month periods ended December 31, 2001, respectively. Results for the three and six-month periods ended December 31, 2002 includes a benefit for income taxes related to a deferred tax asset of $708,000 which represents the value of its accumulated net operating losses that will be utilized in future periods to offset federal and state income taxes, due to the Company's continuing positive financial performance.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $284,319 during the six-month period ended December 31, 2002 from $279,176 as of June 30, 2002 to $563,495 as of December 31, 2002.  Net cash provided by operating activities was $278,611 for the six-month period ended December 31, 2002. Net cash used in investing activities was $95,204, reflecting the acquisition of capital assets during the period. Net cash provided by financing activities was $100,800 for the six-month period ended December 31, 2002, reflecting the proceeds from the sale of common stock.

During the twelve month period ended December 31, 2002, the Company has generated consolidated revenues of approximately $15 million and net income of approximately $2.9 million. Management intends to continue to increase revenues from software licenses and other revenue sources and, to carefully manage operating costs, as deemed necessary. Management believes these activities will generate sufficient cash flows to sustain CorVu’s operations for the next twelve months.

(1)                 Critical Accounting Policies and Estimates-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2002.  The accounting policies used in preparing our interim 2003 consolidated financial statements are the same as those described in our annual report, and are as follows:

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

Software License Fees — Software license fee revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within 12 months, collection is deemed probable and product returns are reasonably estimable.  Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services.  Fair value is determined based on vendor specific objective evidence.

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

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s consolidated financial position or results of operations.

In February 2003, the FASB issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003.  SFAS No. 149 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity.  The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

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

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings.

See Item 3 of Part II of Form 10-KSB for the year ended June 30, 2002.

Item 2.       Changes in Securities and Use of Proceeds.

During the quarter ended December 31, 2002, the Company made the following sales of unregistered securities:

(a)                                  In December 2002, the Company issued to a business entity 244,396 shares of Common Stock upon the cashless exercise of a warrant.  The warrant had provided the right to purchase a total of 253,125 shares for $.01 per share. Based upon the terms of the warrant, the Company assumed a fair market value of $.29 per share of Common Stock for the cashless exercise of the warrant.  The Company relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933 (the “Act’).

(b)                                 In December 2002, the Company issued to three individuals an aggregate of 244,396 shares of Common Stock upon the cashless exercise of a warrant. The warrant had provided the right to purchase a total of 253,125 shares for $.01 per share. Based upon the terms of the warrant, the Company assumed a fair market value of $.29 per share of Common Stock for the cashless exercise of the warrant.  The Company relied on the exemption from registration provided by Section 3(a)(9) of the Act.

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

CORVU CORPORATION

Date: February 13, 2003	By	/s/ David C. Carlson
David C. Carlson
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

Dated: February 13, 2003	Signature:
Justin M. MacIntosh
Chief Executive Officer

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

Dated: February 13, 2003	Signature:
David C. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number                           Description

99.1                                      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2                                      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002