Form 10QSB
period 2003-03-31
CORVU CORP
filed 2003-04-29
CIK 1103341

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares as of March 31, 2003:  22,694,962

CorVu Corporation

PART I

FINANCIAL INFORMATION

Item 1.                  Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2003	June 30, 2002
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$839,339	279,176
Trade accounts receivable, net of allowance for doubtful accounts of $178,000 and $160,000, respectively	2,587,181	2,845,858
Deferred income taxes	708,000	—
Prepaid expenses and other	222,880	197,851
Total current assets	4,357,400	3,322,885
Furniture, fixtures and equipment, net	163,351	99,940
	$4,520,751	3,422,825

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,245,591	2,036,842
Accrued compensation and related costs	2,158,423	2,527,493
Deferred revenue	3,827,856	2,872,329
Notes payable-stockholder	685,767	—
Accrued interest	161,969	73,232
Other accrued expenses	708,417	845,168
Total current liabilities	8,788,023	8,355,064

Notes payable-stockholder	—	685,767

Stockholders’ deficit:
Undesignated, 24,000,000 shares		—
Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; 0 and 200 shares issued and outstanding	—	2,000
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,694,962 and 20,730,835 shares issued and outstanding	226,894	207,252
Additional paid-in capital	16,693,292	16,223,744
Stock subscription receivable	(324,000)	—
Accumulated deficit	(20,605,756)	(22,191,944)
Foreign currency translation adjustment	(257,702)	140,942
Total stockholders’ deficit	(4,267,272)	(5,618,006)
Total liabilities and stockholders’ deficit	$4,520,751	3,422,825

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Month Periods Ended March 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,586,658	(229,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52,764	44,000
Warrants and stock options vested	64,194	309,646
Changes in operating assets and liabilities:
Trade accounts receivable, net	158,677	(45,942)
Deferred income taxes	(708,000)	—
Prepaid expenses and other	(25,029)	(12,537)
Accounts payable	(941,381)	110,271
Accrued compensation and related costs	(469,070)	8,988
Deferred revenue	805,527	(133,925)
Accrued interest	88,737	64,207
Other accrued expenses	(61,679)	34,157
Net cash provided by operating activities	551,398	148,910

Cash flows from investing activities:
Capital expenditures	(116,175)	(51,135)
Net cash used in investing activities	(116,175)	(51,135)

Cash flows from financing activities:
Proceeds from sale of common stock	100,995	19,005
Redemption of preferred stock	(2,340)	—
Repayment of notes payable	—	(188,123)
Borrowings on notes payable— stockholder	—	169,600
Repayment on notes payable— stockholder	—	(59,200)
Other	—	21,190
Net cash provided (used) by financing activities	98,655	(37,528)
Effect of exchange rate changes on cash	26,285	(532)
Net increase in cash and cash equivalents	560,163	59,715
Cash and cash equivalents at beginning of period	279,176	77,409
Cash and cash equivalents at end of period	$839,339	137,124

Non-cash investing and financing activities:
Common stock issued for stock subscription receivable	$324,000	—
Cashless exercise of stock warrants	$4,888	—
Conversion of director advance into common stock	$—	12,000

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Nine Month Periods Ended March 31, 2003 and 2002

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

Revenues:
Software and license fees	$961,155	1,250,631	5,733,054	3,783,629
Maintenance, consulting, and other	2,211,685	1,470,233	5,776,228	4,122,713

Total revenues	3,172,840	2,720,864	11,509,282	7,906,342
Operating costs and expenses:
Cost of maintenance, consulting, and other	745,341	683,258	2,300,093	2,021,637
Product development	325,241	248,965	935,835	804,105
Sales and marketing	1,438,159	849,330	4,255,417	2,743,143
General and administrative	1,034,736	651,028	3,077,480	2,447,335
Total operating costs and expenses	3,543,477	2,432,581	10,568,825	8,016,220

Operating income (loss)	(370,637)	288,283	940,457	(109,878)

Interest expense, net	(11,580)	(47,216)	(61,799)	(120,077)

Income (loss) before income taxes	(382,217)	241,067	878,658	(229,955)

Benefit from income taxes	—	—	708,000	—

Net income (loss)	$(382,217)	241,067	1,586,658	(229,955)

Net income (loss) per common share—basic	$(0.02)	0.01	0.07	(0.01)
Weighted average shares outstanding—basic	22,694,554	20,442,651	22,030,901	20,321,696
Net income (loss) per common share—diluted	$(0.02)	0.01	0.07	(0.01)
Weighted average shares outstanding—diluted	22,694,554	21,501,227	22,809,208	20,321,696

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the Three and Nine Month Periods Ended March 31, 2003 and 2002

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

Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

(b)                 Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 778,307 shares of dilutive securities for the nine months ended March 31, 2003. Weighted average shares outstanding-diluted includes 1,058,576 shares of dilutive securities for the three months ended March 31, 2002. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the three months ended March 31, 2003 and the nine months ended March 31, 2002 because their inclusion would be anti-dilutive.

Following is a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net income (loss)	$(382,217)	241,067	1,586,658	(229,955)

Weighted average shares outstanding	22,694,554	20,442,651	22,030,901	20,321,696

Net income (loss) per common share— basic	$(0.02)	0.01	0.07	(0.01)

Net income (loss) per common share — diluted:

Net income (loss)	$(382,217)	241,067	1,586,658	(229,955)

Weighted average shares outstanding	22,694,554	20,442,651	22,030,901	20,321,696

Common stock equivalents	0	1,058,576	778,307	0

Weighted average shares and potential diluted shares outstanding	22,694,554	21,501,227	22,809,208	20,321,696

Net income (loss) per common share — Diluted	$(0.02)	0.01	0.07	(0.01)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 4,187,077 shares of common stock with a weighted average exercise price of $2.25 were outstanding at March 31, 2003 but were excluded from the computation of common share equivalents for the nine months ended March 31, 2003 because their exercise prices were greater than the average market price of the common shares. All options and warrants outstanding at March 31, 2003 were excluded from the computation of common share equivalents for the three months ended March 31, 2003 as they were anti-dilutive. All options and warrants outstanding as of March 31, 2002 were excluded from the computation of common stock equivalents for the nine months ended March 31, 2002 as they were anti-dilutive. Options and warrants to purchase 6,527,104 shares of common stock with a weighted average exercise price of $3.90 were outstanding at March 31, 2002 but were excluded from the computation of common share equivalents for the three months ended March 31, 2002 because their exercise prices were greater than the average market price of the common shares.

(c)                 Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.

Has compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$(382,217)	241,067	1,586,658	(229,955)
Pro forma	(468,658)	27,959	1,281,289	(869,280)
Basic net income (loss) per common share:
As reported	(0.02)	0.01	0.07	(0.01)
Pro forma	(0.02)	0.00	0.06	(0.04)
Diluted net income (loss) per common share:
As reported	(0.02)	0.01	0.07	(0.01)
Pro forma	(0.02)	0.00	0.06	(0.04)
Stock based compensation:
As reported	0	0	17,385	309,646
Pro forma	86,441	213,108	305,369	639,325

In determining the compensation cost of options granted during the three and nine months ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Risk-free interest rate	4.000	4.875	4.000	5.000
Expected life of options granted	7 years	7 years	7 years	7 years
Expected volatility	188%	188%	188%	188%
Expected dividend yield	0%	0%	0%	0%

(3)                 Comprehensive Income (Loss)

Comprehensive income (loss) and its components consist of the following::

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net income (loss)	$(382,217)	241,067	1,586,658	$(229,955)
Other comprehensive income (loss):
Foreign currency translation adjustment	(265,009)	(68,751)	(398,644)	(119,225)
Comprehensive income (loss)	$(647,226)	$172,316	$1,188,014	$(349,180)

(4)                 Income Taxes

At March 31, 2003, the Company has U.S. net operating loss carryforwards of approximately $8.3 million.  The net operating loss carryforwards expire in the years 2010 through 2021. The Company recorded a deferred tax asset of $708,000 for the three months ended December 31, 2002. Previous to the three months ended December 31, 2002, the Company fully reserved the deferred tax asset due to the uncertainty of its use in future periods.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  The Company’s net operating loss carryforward may be subject to the above limitations.

(5)                 Liquidity

The accompanying interim consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2002, the Company generated operating income of $605,491. Subsequently, for the nine-month period ended March 31, 2003, the Company generated operating income of $940,457. As of March 31, 2003, the Company had an accumulated deficit of $20,605,756, total stockholders’ deficit of $4,267,272, and negative working capital of $4,430,623.

During the past eighteen months, the Company has completely repaid the amount due to the Internal Revenue Service ($930,000) and has also significantly reduced the amount due under a Creditor Settlement Agreement (from $976,000 to $200,000 as of March 31, 2003). Payments have been funded with current operating capital. During the nine month period ended March 31, 2003, the Company generated consolidated revenues of approximately $11.5 million and net income of approximately $1.5 million. Management continues to focus on increasing revenues and carefully managing operating costs. Management projects that over the next twelve months the Company will generate sufficient cash flow to meet its obligations and fund its operations.

(6)                 Notes Payable- Stockholder

The Company has received interest-bearing advances from a stockholder under short-term notes. The notes bear interest at 8.5% and mature on December 31, 2006, with the right to demand payment on or after September 30, 2003. The notes are secured by substantially all of the assets of the Company. Interest expense was $15,393 and $15,813 for the three month periods ended March 31, 2003 and 2002, respectively and was $44,846 and $45,426 for the nine month periods ended March 31, 2003 and 2002, respectively.

(7)                 Creditor Settlement Agreement

In November 2001 the Company entered into a Stipulation of Settlement agreement with a creditor for approximately $976,000 under which the Company agreed to make quarterly payments through December 2003, at which time it would also pay accrued interest on the unpaid principal balance from the date of the agreement to December 2003 at a rate of 9% per annum. In the event of default, the obligation is accelerated, the interest rate is increased to 15% and legal fees in the amount of $100,000 become due. The Company has also granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of March 31, 2003, the balance under this obligation, which is included in accounts payable in the accompanying balance sheets, was approximately $278,000, including accrued interest. Interest expense was $7,741 and $18,737 for the three month periods ended March 31, 2003 and 2002, respectively and was $34,111 and $32,887 nine month periods ended March 31, 2003 and 2002, respectively.

(8)                 Consulting Agreement

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

(9)                 Stock Purchase

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

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Three and Nine Month Periods Ended March 31, 2003
versus March 31, 2002

REVENUES:

Total revenue for the three and nine-month periods ended March 31, 2003 increased 17% and 46%, respectively, compared to the same periods a year ago.

Software revenues decreased $289,476 (23%) for the three month period ended March 31, 2003 and increased $1,949,425 (52%) for the nine month period ended March 31, 2003, from the same periods last year. Results for the nine month period ended March 31, 2003 continue to compare favorably to the prior year due to increased demand for our products. Results for the three months ended March 31, 2003 were less than in the comparable period of the previous year due to business uncertainty due in part to the unsettled situation in the Middle East.

Maintenance, consulting and other revenues increased $741,452 (50%) and $1,653,515 (40%), for the three and nine-month periods ended March 31, 2003, respectively, from the same periods last year. These results reflect continued improvement of maintenance contract renewals and collections, as well as increased utilization of our professional services personnel required to service the increased demand for consulting and training services.

OPERATING COSTS AND EXPENSES:

Operating expenses increased $1,110,896 (46%) and $2,552,605 (32%) for the three and nine-month periods ended March 31, 2003, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses increased $62,083 (9%) and $278,456 (14%) for the three and nine-month periods ended March 31, 2003, respectively, from the same periods last year.  Increased demand for our services caused primarily by the increased software license fees has caused us to increase staffing levels.

Product development costs increased $76,276 (31%) and $131,730 (16%) for the three and nine-month periods ended March 31, 2003, respectively, from the same periods last year.  Development staffing has increased by 19% (3 positions) as we continue to further enhance and improve our product offerings.

Sales and marketing expenses increased $588,829 (69%) and $1,512,274 (55%) for the three and nine-month periods ended March 31 2003, respectively, from the same periods last year. These increases are the result of a 40% increase in new sales positions (an increase of 13 positions) and increased sales commissions expenses (116%, or $370,000, for the nine month period ended March 31, 2003) as a result of our increasing revenues from both software license fees and professional services. In addition, other increases have occurred in sales related expenses, such as travel expenses, and in marketing expenses, due to our increased activities in business shows and performance management and balanced scorecard seminars.

General and administrative expenses increased $383,708 (59%) and $630,145 (26%) for the three and nine-month periods ended March 31, 2003, respectively, from the same periods last year. Due to our profitable results for our fiscal year 2003, the bonus earned by our chief executive officer ($179,000) has contributed to the increase for the nine month period ended March 31, 2003. In addition, expenses were incurred during the three and nine month periods ended March 31, 2003 as a result of the consulting agreement with GlobalNet Venture Partners, L.L.C.

INTEREST EXPENSE, NET:

Interest expense, net decreased $35,636 (75%) and $58,278 (49%) for the three and nine-month periods ended March 31, 2003, respectively, compared to the same periods last year due to lower debt levels.

BENEFIT FROM INCOME TAXES:

For the nine month period ended March 31, 2003, the Company recorded a deferred tax asset of $708,000. In previous periods, the Company had fully reserved the deferred tax asset due to the uncertainty of its use in future periods.

NET INCOME (LOSS):

CorVu Corporation reported a net loss of $382,217 for the three month period ended March 31, 2003 and net income of $1,586,658 for the nine month period ended March 31, 2003, respectively, compared to net income of $241,067 and a net loss of $229,955 for the three and nine-month periods ended March 31, 2002, respectively. Results for the nine month period ended March 31, 2003 includes a benefit for income taxes related to a deferred tax asset of $708,000 which represents the value of its accumulated net operating losses that will be utilized in future periods to offset federal and state income taxes, due to the Company's continuing positive financial performance.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $560,163 during the nine-month period ended March 31, 2003 from $279,176 as of June 30, 2002 to $839,339 as of March 31, 2003.  Net cash provided by operating activities was $551,398 for the nine-month period ended March 31, 2003. Net cash used in investing activities was $116,175, reflecting the acquisition of capital assets during the period. Net cash provided by financing activities was $98,655 for the nine-month period ended March 31, 2003, reflecting the proceeds from the sale of common stock.

During the nine month period ended March 31, 2003, the Company has generated consolidated revenues of approximately $11.5 million and net income of approximately $1.5 million. Management intends to continue to increase revenues from software licenses and other revenue sources, and to carefully manage operating costs. Management believes these activities will generate sufficient cash flows to sustain CorVu’s operations for the next twelve months.

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

None

Item 3.       Default Upon Senior Securities.

None

Item 4.       Submission of Matters to a Vote of Security Holders.

(a)            The Annual Meeting of the Company’s shareholders was held on February 3, 2003.

(b)           At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 17,906,938 shares in favor, with 17,326 shares against, 52,500 shares abstaining and no shares represented by broker nonvotes.

(c)           Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Against	Number of Votes Withheld
John Bohn	17,970,864	0	5,900
David C. Carlson	17,970,864	0	5,900
Ismail Kurdi	17,970,864	0	5,900
Justin M. MacIntosh	17,961,888	8,976	5,900
James L. Mandel	17,970,864	0	5,900
Alan M. Missroon, Jr.	17,961,888	8,976	5,900

(d)           The selection of Virchow, Krause & Company, LLP as the Company’s independent auditors for the current fiscal year was approved by a vote of 17,891,538 shares in favor, with 5,200 shares against, 80,026 shares abstaining and no shares represented by broker nonvotes.

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

CORVU CORPORATION

Date: April 29, 2003	By	/s/ David C. Carlson
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

Dated: April 29, 2003	Signature:	/s/ Justin M. MacIntosh
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

Dated: April 29, 2003	Signature:	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number                           Description

99.1                                      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2                                      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002