Form 10KSB
period 2003-06-30
CORVU CORP
filed 2003-09-18
CIK 1103341

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year:  $15,717,301.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of August 31, 2003 was approximately $12,396,000 based upon the closing price of the Registrant's Common Stock on such date.

There were 22,193,029 shares of Common Stock outstanding as of August 31, 2003.

                             ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format (check one).  YES |_|  NO |X|

================================================================================

PART I

ITEM 1.              DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         We are a holding company that develops and sells business performance management software products and related professional services through our subsidiaries: CorVu North America, Inc. (incorporated in Minnesota, responsible for North and South America); CorVu Plc. (incorporated in England, responsible for United Kingdom/Europe), CorVu Australasia Pty. Ltd. (incorporated in Australia, responsible for the Australian-Pacific region) CorVu Software Marketing, Inc. (incorporated in Minnesota) and CorVu Latin America, Inc. (incorporated in Minnesota, currently inactive). CorVu Plc has one subsidiary, CorVu Nordic AB, incorporated under the laws of Sweden. CorVu Software Marketing, Inc. has one subsidiary, CorVu Software, Ltd., incorporated under the laws of England.

         The Company was incorporated in Minnesota as J.B Goodhouse on September 29, 1983. On April 28, 1988, it changed its name to Lockermate Corporation, and on October 20, 1992, it changed its name to Minnesota American, Inc. Following the merger of CorVu Corporation, a privately held company, with and into the Company on January 14, 2000, the Company continued to operate the business of the privately held company and changed its name to "CorVu Corporation".

BUSINESS OF ISSUER

(i)      Our Principal Products and Services

         CorVu is a provider of Enterprise Performance Management software products.

         Enterprise performance management is a process by which an organization seeks to define its strategy, measure and analyze its performance, and ultimately manage improvements to enhance performance. In recent years several methodologies have arisen for managing organizational performance; each methodology represents an approach to measuring an organization's performance against strategic goals and specific performance targets. While the Balanced Scorecard has emerged as the premier performance management methodology, others are certainly valid. Our customers use our products to implement one or more performance management methodologies. Some have found it beneficial to employ the Balanced Scorecard methodology, as well as other methodologies, including Management by Exception, Total Quality Management, Six Sigma, ISO Certification, Malcolm Baldrige Award for Quality, President's Award for Quality, and Value Based Management. To our knowledge, none of the methodologies supported by CorVu products are protected under intellectual property law.

         We generate revenues in three areas: (1) sale and licensing of our software products; (2) consulting and training services (we refer to these services as "professional services"); and (3) maintenance agreements entered into in connection with the sale and licensing of our products.

         Our Products

         CorVu software products are designed to enable our customers to better measure and analyze their information, in order to achieve strategic objectives and improve business performance. CorVu is currently shipping Version 4.2 of our products to all eligible customers. The following product descriptions are those of the 4.2 versions of CorBusiness(TM), CorStrategy(TM), CorPortfolio(TM) and HyperVu(TM). Customers who have licensed previous versions of these products and who have active maintenance agreements receive these 4.2 versions at no additional charge, as well as the forthcoming version 4.3.

         CORBUSINESS(TM) is a Business Intelligence tool designed to address the information analysis needs of an organization. The term Business Intelligence
(BI) generally refers to the process of accessing and analyzing data in order to develop a more comprehensive understanding of an organization and thus, to make better informed decisions. CorBusiness includes end-user query/reporting (i.e., information access and reporting), OnLine Analytical Processing (OLAP) (i.e., the multidimensional analysis of information, viewing data from many perspectives and cross-examinations), executive dashboards (i.e., collections of many key performance indicators presented on a single screen through a simple graphical representation) and forecasting which assists the user in predicting future events based on past data trends. Once created, the user can modify the forecast and export them for use in demand planning/budgeting programs. CorBusiness is able to be implemented across the web with a Java client, or across the network in client/server mode. CorBusiness enables direct access to all major ERP databases for data access to provide information for analysis or for key performance measures for input to CorStrategy.

         CORSTRATEGY(TM) is designed to help companies significantly improve business performance by integrating and automating the management processes of strategy development, budgeting, business modeling, planning, performance monitoring, reporting and analysis, and scorecarding. CorStrategy links and aligns an organization's strategic resources - people, information and the decision-making process. This creates a clear understanding of corporate strategy and establishes accountability, while proactively monitoring actions and performance against company targets. CorStrategy offers a 100% web-based, centralized approach to the collection, consolidation and reporting of performance results so organizations can quickly adjust strategies to ensure success. CorStrategy can be configured for virtually any organizational structure and any EPM methodology, whether deployed in one department or across a global enterprise. Comprised of three fully integrated management applications
- CorStrategy.Scorecard, CorStrategy.Risk and CorStrategy.Finance, CorStrategy is a unique, easily deployable, 100% web-based enterprise performance management solution that enables managers to communicate, monitor and manage strategy.

         CorStrategy.Scorecard provides the latest innovation in scorecard automation; empowering users to more effectively align valuable resources with strategy, thus having the most strategic impact on performance. Offering a robust security model, out-of-the-box reporting options, and easy-to-use personalized briefing books, CorStrategy.Scorecard allows users to create interactive scorecards for powerful performance management. CorStrategy.Scorecard visually depicts how well activities are aligned with strategy, enabling the coordination of budgeting and project management activities. Additionally, Gantt charts keep users aware of the status of all initiatives and subordinate tasks, which help in monitoring how effectively activities are being accomplished.

         CorStrategy.Risk allows companies to monitor, manage and mitigate risk, ensure regulatory compliance and monitor corporate governance. CorStrategy.Risk enables organizations to collaborate, integrate, and share the responsibility of risk management. CorStrategy.Risk allows managers to go beyond pure compliance, to focus on safeguarding company assets, enhancing shareholder value, ensuring best practices in corporate governance, and performance optimization. CorStrategy.Risk facilitates the management of risk exposure by company, business unit, and key business drivers that impact risk. With CorStrategy.Risk, users may understand how effectively an organization is accomplishing control activities, and whether such activities are aligned with the strategic plan, which ultimately leads to successful risk mitigation.

         CorStrategy.Finance is designed to allow companies to align budgets with the strategy and manage the finance process as it relates to business strategy. CorStrategy.Finance makes it easy to provide custom and secure centralized control of budget reports and scorecards in a 100% web-based environment. CorStrategy.Finance is designed for easy use by senior executives and requires minimal training. CorStrategy.Finance offers pre-defined reports and analyses to review projected performance or comparison to actuals, which may be exported to virtually any general ledger accounting system. CorStrategy.Finance supports the rolling forecast Beyond Budgeting methodology, and provides a comprehensive financial management solution to support any business model. This product is currently scheduled for release in the third calendar quarter of 2003.

         CORPORTFOLIO(TM) is designed to allow users to combine various types of disparate reports and graphs into a single document for distribution and/or presentation. For example, with CorPortfolio a user may create a single electronic document, or portfolio, that contains pie graphs, bar charts, financial statement reports, etc. Additionally, this portfolio could also contain files not generated by a CorVu product, such as files from spreadsheets, word processing documents or other applications. Users may then insert title pages and a table of contents along with textual annotations that explain the meaning of the graphs and reports included in the portfolio.

         CorVu's HYPERVU(TM) software publishes a live organizational performance web site with one-click access to text, tables, graphics and hyperlinks embedded as intelligent and interactive web objects, complete with drill-down capability.

         CorVu's client products are available for Windows 95, 98, 2000, and XP; Windows NT; and Linux. CorVu's server products are available on Windows NT, UNIX, and Linux. All pricing is based upon the number of users licensed under the agreement with the respective customer.

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

         Initial Interview - CorVu consultants conduct interviews with client personnel to define the client's expectations and needs.

         Design - CorVu consultants work with client personnel to design an implementation agenda.

         Implementation - Installation and setup of the CorVu products ordered.

         Training - While much training occurs at each stage, most customers consider the assistance of consultants especially helpful when beginning to use CorVu's software products. Administrative training occurs primarily during the implementation stage.

         Performance Tuning - Depending on the customer experience, the adaptation of the specific CorVu product may prove necessary.

         While each of these stages may be required in varying degrees, we work to provide customized services for our customers to assure that the implementation of our products is successful.

Maintenance Agreements

         We also provide support services to customers with a "Software Maintenance Agreement." Such customers are entitled to:

o    New Versions of CorVu Software
o    Help Desk Support Services
o    Online Support Services

         A Software Maintenance Agreement is meant to give customers access to our help desk staff upon experiencing a software problem or with any questions regarding the use of our products. Customers with a

Software Maintenance Agreement may reach our help desk staff via telephone, e-mail or through our home page on the web (www.corvu.com). The services provided through the web are designed to make it easier for customers to answer questions and solve problems without the need of direct assistance from CorVu support personnel.

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

         Current information suggests that 27% of our customers are active in the manufacturing sector and 15% are active in the government sector. We have been targeting our sales to leading suppliers in aerospace, banking, financial services, healthcare, hospitality, insurance, manufacturing, mining, the public sector, telecommunications, and transportation.

(iii)    Distribution of our Products and Services

         CorVu products and services are sold through our subsidiaries' sales offices and through "Value Added Resellers," distributors and marketing alliances.

         Our Sales Offices - Our North American subsidiary has sales offices in Atlanta, Cincinnati, Dallas, and Minneapolis. In Europe, CorVu sales offices are located in London, Rotterdam and Stockholm. Sales offices for the CorVu Asia-Pacific region have been established in Sydney and Melbourne. Direct sales activities are concentrated on Global 1000 accounts.

         Value Added Resellers (VARs) - Our VARs are software companies with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label CorVu products. Current VARs offer CorVu products into a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources. Under the typical agreement between a VAR and one of our subsidiaries, the VAR receives the non-exclusive license to sell the software products specified in the agreement and to grant sublicenses for the use of such software to users of the VAR's applications. The license fees paid by a VAR are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice. Any of the parties may terminate the agreement without giving any reason by written notice 90 days prior to the termination date. A typical VAR agreement would have a three-year term.

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

         Alliance Partners - CorVu Alliance Partners are companies that provide both technology and management consulting and implementation services, but typically do not actually sell software. Recommending CorVu products as a service to their clients, they often greatly influence corporate sales. Alliance Partners maintain no financial relationship with CorVu in that they do not receive fees in exchange for their recommendations. The Partners benefit from such recommendations because CorVu will, if the occasion arises, refer management consulting services to them.

         CorVu Associate Partners (CAPs)- Our CAPs act as independent contractors working on a commission-only basis. Targeted candidates will bring with them a strong background in CorVu's key markets, like ERP systems and the Balanced Scorecard methodology. Based on their background, these candidates can leverage prior market experience and business relationships, which should allow them to identify, qualify and penetrate key accounts with CorVu's solutions.

       Historically, approximately 10% of our annual revenues have been received through distributors, and 21% through VARs. Alliance Partners and CAPs - as a group and on an individual basis - account for a nominal portion of our business.

(iv)     Competition

         We are unaware of competitors whose products perform all of the functions performed by CorVu's products. We compete in the market for Business Intelligence (BI) and Enterprise Performance Management (EPM) software.

         Business Intelligence (BI) - CorBusiness is designed to address Business Intelligence needs. Key competitors we encounter in the BI market are Cognos and Business Objects. However, our management believes that competing products focus only on specific business intelligence features, such as end user query and reporting, or sophisticated programmer reporting, or multidimensional information analysis. In contrast, CorVu products are designed to offer a suite of integrated applications covering all of the Business Intelligence features mentioned above.

         Balanced Scorecard - Our management is aware of several companies offering software based on the Balanced Scorecard methodology. To date, 18 vendors have been certified by the Balanced Scorecard Collaborative, an organization dedicated to the worldwide awareness, use, enhancement, and integrity of the Balanced Scorecard (BSC) as a value-added management process. We consider Hyperion, Panorama Business Views and SAS to be our most important competitors in this area. However, we are not aware that they also offer products that tightly integrate business intelligence applications with their Balanced Scorecard software.

         Our management believes that our products are competitive due to features such as ease of deployment, low overhead and administration, ease of use, integrated application suite, and appeal to broad user requirements.

(v)      Market Analysis and Forecast

         Recent analysis of the market for Enterprise Performance Management software includes "Worldwide Financial/Business Performance Management Software Forecast and Analysis, 2002-2006" by IDC analysts Robert Blumstein and Henry Morris. That study predicts that the market for such software will develop as follows:

         "The market is estimated to increase from $921.1 million in 2001 to $1,537.9 million in 2006, a compound growth rate (CAGR) of 10.8%, based on an acceleration in the economy by 2004 that leads to financial growth in 2005 and 2006." Regarding the performance management market, IDC predicts, "this sector should show the highest growth in the overall financial/BPM analytic applications market. BPM is cross functional, and as such is unique among analytic application categories. All other categories are function specific, yet BPM is closely aligned with financial analytic applications for two reasons. The ability to measure and accurately forecast financial performance is a priority for finance. Balanced scorecarding, the most important business methodology for BPM, emphasizes the role of nonfinancial indicators as predictors of financial performance. This creates the need for bringing together financial and nonfinancial metrics within the same application (i.e., cross-functional BPM)."

(vi)     Our Customers

Over 4,500 customers worldwide have licensed CorVu products. These include companies like Ingersoll Rand, JP Morgan, Fireman's Fund Insurance, Bowne & Company, US Army, CVS Pharmacy, Merck, Hilton Hotels Corporation, Credit Suisse, Societe General, HM Customs & Excise, SpecSavers, BT Ignite, Robert Bosch, and Australia Department of Veterans Affairs. The most revenue that any single customer or partner has contributed to CorVu on an annual basis is about 8%. In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a few years after that order. The additional orders typically have been either (a) the addition of users for new projects, departments, divisions etc. within a given customer, or (b) the purchase of new products as these become available. Our management estimates that such repeat business accounts for approximately 38% of our annual license revenues.

(vii)    Intellectual Property

         Due to the length of the patent application procedure on one hand and the necessity to continually develop and improve our software products on the other hand, we have not sought patent protection for any of our products. However, we have registered the trademarks "CorVu", "Managing Business Performance", "CorBusiness" (on the Supplemental Register), "CorManage", and "RapidScorecard" with the U.S. Patent and Trademark Office. Applications for the registration of the trademarks "Managing Business Performance" and "HyperVu" are pending with the U.S. Patent and Trademark Office. The trademark "CorVu Managing Business Performance" which includes our Company's logo has been registered in Colombia and Venezuela; applications for the registration of that trademark are pending in Brazil and Mexico. Once granted, the trademarks in the U.S. and in the named Southern American Countries have a duration of ten years, with the possibility of renewals for like terms. In Australia, a trademark for "CorVu Your Window Into the Future" and its design is registered. This trademark will be up for renewal in 2005. The computer code underlying our software is protected by copyright.

         Contracts under which we license the use and/or sale of our products include confidentiality clauses to protect our products and any information in connection with them as trade secrets.

(viii)   Research and Development Activities

         In fiscal 2002, we spent $1,076,111 on research and development activities, and in fiscal 2003, a total of $1,353,056. None of these costs was borne directly by any customer. We expect to continue to maintain our high level of investment in R&D activities consistent with our fiscal year 2003 expense.

(ix)     Our Employees

         As of June 30, 2003, we employed 105 people in our Company and our subsidiaries around the world. Thirty-six of these employees worked in Sales and Marketing, 28 provided professional services such as training and general product assistance, 20 worked in product development and 21 provided general administrative and help-desk support services. All of our employees are working full-time. No employees are represented by a labor union and we consider our relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in 6,000 square feet of leased office space at 3400 West 66th Street, Edina, Minnesota. Pursuant to the lease agreement, that extends to August 31, 2007, we make monthly base rent payments of approximately $5,200, with annual increases of approximately 3% per year. In addition to the rent payments, we reimburse the landlord for any operating costs allocable to our premises based upon the rentable square foot office area allocable to our premises. Rent payments are approximately $11,000 per month. The premises include a reception area, conference and training rooms, as well as executive and administrative offices.

         The major regional centers of our subsidiaries are located in Sydney (Australia) and London (England). Total monthly rental payments for the Sydney office amount to about $13,000 and for the London office to approximately $14,000 in U.S. dollars. These amounts are subject to variations due to the applicable exchange rates. The lease agreements vary concerning terms and conditions, and are subject to the applicable local law.

         We believe that our current facilities are adequate for the current level of our activities. In the event we require additional facilities, we believe we could procure acceptable facilities.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.

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


                                                          COMMON STOCK
                                                ------------------------------
FISCAL QUARTER ENDED                               HIGH BID       LOW BID
------------------------------------------------------------------------------
September 30, 2001                                $     .14      $     .08
December 31, 2001                                 $     .20      $     .05
March 31, 2002                                    $     .45      $     .18
June 30, 2002                                     $     .37      $     .17

September 30, 2002                                $     .42      $     .16
December 31, 2002                                 $     .57      $     .16
March 31, 2003                                    $     .60      $     .37
June 30, 2003                                     $     .96      $     .25


         As of August 31, 2003, we had approximately 183 shareholders of record. We have never paid cash dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.

         In March 2003, the Company redeemed the remaining 200 shares of Series A Convertible Preferred stock outstanding for $11.70 per share plus accrued but unpaid dividends.

The following table provides information as of June 30, 2003 about the Company's equity compensation plans.


                                                                                        NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES TO        WEIGHTED AVERAGE        AVAILABLE FOR FUTURE ISSUANCE UNDER
                               BE ISSUED UPON EXERCISE       EXERCISE PRICE OF             EQUITY COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                   COLUMN (A))
                             ---------------------------- -------------------------  --------------------------------------
                                         (A)                         (B)                              (C)
                             ---------------------------- -------------------------  --------------------------------------
Equity compensation plans
   approved by security
   holders...............               3,401,126                    $ 1.13                           598,874

Equity compensation plans
   not approved by
   security holders......               3,316,781                    $ 1.86                               -0-


RECENT SALES OF UNREGISTERED SECURITIES

         None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         CorVu is an international provider of Integrated Business Intelligence and Business Performance Management software. Our Company designs, develops, markets and supports its management software products and its services through sales offices of our subsidiaries as well as through distributors, Value Added Resellers, and Alliance Partners. Sales and support offices belonging to our subsidiaries are located in the United States, Australia and Europe. See for details ITEM 1, Business of the Issuer.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the consolidated financial statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

         Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Our specific revenue recognition policies are as follows:

              Software License Fees - Software license fee revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within 12 months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence.

              Maintenance, Consulting and other - Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements.

Software Development Costs. Software development costs are expensed as incurred until technological feasibility is established. Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized over the estimated useful lives of the software. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable.

Accounting for Income Taxes. The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing tax assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

FISCAL YEAR ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002

REVENUES:

         CorVu derives its revenues from three sources: (i) the sale and licensing of its software products; (ii) consulting and training services; and
(iii) maintenance agreements in connection with the sale and licensing of software products. CorVu recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statements of Position 98-4 and 98-9. Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are deemed reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and other revenues are recognized when services are performed.

         Total revenue increased by $3,375,495 (27%) from $12,341,806 for the year ended June 30, 2002 to $15,717,301 for the year ended June 30, 2003.

         Software and license fee revenues increased $1,338,923 (22%) from $6,150,619 in 2002 to $7,489,542 in 2003. This increase reflects an increasing acceptance and demand for our products in the marketplace, especially in the Balanced Scorecard area. The number of salespeople increased by 20% during the year (totals 36) and approximately 450 new customers were added during the year. Other factors contributing to this improvement were an improved economy and an increased market demand for our products.

         Maintenance fees increased $1,183,610 (35%) from $3,381,731 in 2002 to $4,565,341 in 2003 due to an increasing customer base and strong renewals of existing contracts.

         Consulting and other revenues increased $852,962 (30%) from $2,809,456 in 2002 to $3,662,418 in 2003 due to increased software and license fee revenue and a strong demand for our on-going consulting and training services.

OPERATING EXPENSES:

         Operating expenses increased by $2,836,118 (24%) from $11,736,315 for the year ended June 30, 2002 to $14,572,433 for the year ended June 30, 2003.

         Cost of consulting and other expenses increased $184,800 (6%) from $2,945,787 in 2002 to $3,130,587 in 2003. Staffing levels remained consistent during the year with the increase in expenses caused primarily by salary increases and cost of living adjustments.

         Product development costs increased $276,945 (26%) from $1,076,111 in 2002 to $1,353,056 in 2003. We continue to maintain our high level of investment in this area in our effort to keep improving our products. Staffing levels in this area were increased by 4 positions during the year as we continue to focus on new product initiatives.

         Sales and marketing expenses increased $1,777,796 (43%) from $4,154,610 in 2002 to $5,932,406 in 2003. As stated under license fee revenues above, we have increased staffing in this area by 20% by strategically adding salespeople in certain parts of the world as the market demands and our strong financial performance continues. In addition, we have increased our world-wide marketing activities to aggressively increase market awareness and to improve lead generation.

         General and administrative expenses increased $596,577 (17%) from $3,559,807 in 2002 to $4,156,384 in 2003. The primary reason for increases in this area was our increased activities in investor and broker relations that are being done in an effort to increase and broaden our shareholder base and to improve shareholder value.

INTEREST EXPENSE, NET:

         Interest expense, net decreased $79,020 (51%) from $155,960 in 2002 to $76,940 in 2003. Reduced levels of interest incurring debts resulted in these savings.

BENEFIT FROM INCOME TAXES:

         For the year ended June 30, 2003, a deferred tax asset of $2,615,000 was recorded, which represents a portion of the value of accumulated net operating losses that will be utilized in future periods to offset federal and state income tax liabilities that result from continued positive financial performance. For the year ended June 30, 2002, the value of the accumulated net operating losses were fully reserved for.

NET INCOME:

         CorVu Corporation generated net income of $3,682,928 and $449,531 for the years ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash and cash equivalents increased by $364,170 from $279,176 as of June 30, 2002 to $643,346 as of June 30, 2003.

         Net cash provided by operating activities was $67,517 for the year ended June 30, 2003. Net cash used in investing activities was $138,842 for the year ended June 30, 2003 reflecting the acquisition of capital assets. Net cash provided by financing activities was $367,319 for the year ended June 30, 2003. Proceeds from the sale of common stock and the exercise of stock options accounted for $119,659. In addition, during the year ended June 30, 2003, the Company had net borrowings under its line of credit facility of $250,000.

         We believe that current cash flow from operations will be sufficient to meet our cash requirements for the next 12 months.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following summarizes our contractual obligations at June 30, 2003, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in Thousands):

                                          1 YEAR      1-3        OVER
                                TOTAL     OR LESS    YEARS      3 YEARS
                               ------     -------    ------     -------
Operating leases .........     $1,788     $  555     $1,083     $  150
Note payable-stockholder..        686         --        686         --
Line of credit ...........        250        250         --         --
                               ------     ------     ------     ------
Total ....................     $2,724     $  805     $1,769     $  150
                               ------     ------     ------     ------

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-KSB, including the information incorporated by reference herein and the exhibits hereto, may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our ability to actually achieve results consistent with our current expectations depends significantly on certain factors that may cause actual future results to differ materially from our current expectations. Some of these factors include:

o    Risks related to our Company and business, including, but not limited to:
     o    control of our Company by management shareholders
     o    adverse effects in connection with any loss of key personnel
     o    limited market in our securities
     o    limited working capital and lack of working capital financing
     o timing, size and nature of market opportunities available to us and our ability to capitalize on these as they occur
     o our ability to maintain or increase research and development expenditures to maintain current and attract new customers
     o reduction in information technology spending by our current and/or potential customers

o    Competitive factors, including, but not limited to:
     o    pricing pressures, both in the United States and abroad
     o    superior financial situation of some of our competitors
     o possible development of new products by competitors having superior performance characteristics
     o possible technological advances, intellectual property rights and registrations obtained by competitors

o Difficulties and delays inherent in the development, marketing and sale of business intelligence technology and business performance management systems, including, but not limited to:
     o the imposition of regulatory requirements, such as those concerning data privacy
     o the failure to obtain, limitations on the use of, or the loss of intellectual property rights
     o    our lengthy and variable sales cycles

o    Governmental action, including, but not limited to:
     o changes in tax and other laws and regulations affecting our business, including changes in securities laws and changes regarding accounting policies and principles

o    Legal disputes, including, but not limited to:
     o    disputes over intellectual property rights
     o    product liability claims
     o    claims asserting securities law violations

o    General economic conditions, including, but not limited to:
     o    international and domestic business conditions
     o    political instability in foreign countries
     o    interest rates
     o    foreign currency exchange rates
     o    changes in the rate of inflation
     o our limited ability to reduce the impact of these conditions on our results

o Other factors beyond our control, including floods, fires, explosions, or acts of terrorism or war.

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

         We also caution you that forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We intend to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including the preceding cautionary language for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS


                       CORVU CORPORATION AND SUBSIDIARIES
                        Consolidated Financial Statements
                             June 30, 2003 and 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CorVu Corporation:

We have audited the accompanying consolidated balance sheets of CorVu Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and subsidiaries, as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
August 27, 2003

                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002

                                                                                             2003               2002
                                                                                         ------------      ------------
                                        ASSETS

Current assets:
   Cash and cash equivalents .......................................................     $    643,346      $    279,176
   Trade accounts receivable, net of allowance for doubtful accounts of $183,000 and
     $160,000, respectively ........................................................        3,294,193         2,845,858
   Deferred income taxes ...........................................................        1,137,000                --
   Prepaid expenses ................................................................          279,156           154,063
   Other current assets ............................................................           67,334            43,788
                                                                                         ------------      ------------
        Total current assets .......................................................        5,421,029         3,322,885
                                                                                         ------------      ------------
Furniture, fixtures, and equipment .................................................          556,301           398,604
   Less accumulated depreciation ...................................................         (394,920)         (298,664)
                                                                                         ------------      ------------
        Net furniture, fixtures and equipment ......................................          161,381            99,940

Other assets:
   Deferred income taxes ...........................................................        1,478,000                --
                                                                                         ------------      ------------
                                                                                         $  7,060,410      $  3,422,825
                                                                                         ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Line of credit ..................................................................     $    250,000      $         --
   Accounts payable ................................................................        1,061,768         2,036,842
   Accrued compensation and related costs ..........................................        1,973,304         2,527,493
   Deferred revenue ................................................................        4,438,724         2,872,329
   Accrued interest ................................................................          168,664            73,232
   Other accrued expenses ..........................................................          853,999           845,168
                                                                                         ------------      ------------
        Total current liabilities ..................................................        8,746,459         8,355,064

Notes payable - stockholder ........................................................          685,767           685,767
                                                                                         ------------      ------------
        Total liabilities ..........................................................        9,432,226         9,040,831
                                                                                         ------------      ------------

Stockholders' deficit:
   Undesignated capital stock, 24,000,000 shares in 2003 and 2002, none issued .....               --                --
   Series A convertible preferred stock, $10 par value:
     1,000,000 shares authorized; none and 200 shares issued and outstanding in 2003
     and 2002, respectively ........................................................               --             2,000
   Common stock, $0.01 par value; 75,000,000 shares authorized;
     22,753,029 and 20,730,835 shares issued and outstanding in 2003 and 2002,
     respectively ..................................................................          227,474           207,252
   Additional paid-in capital ......................................................       16,886,375        16,223,744
   Stock subscription receivable ...................................................         (324,000)               --
   Accumulated deficit .............................................................      (18,509,486)      (22,191,944)
   Deferred compensation ...........................................................         (131,250)               --
   Accumulated other comprehensive income (loss) ...................................         (520,929)          140,942
                                                                                         ------------      ------------
        Total stockholders' deficit ................................................       (2,371,816)       (5,618,006)
                                                                                         ------------      ------------
        Commitments (Notes 3, 5, and 13)
        Total liabilities and stockholders' deficit ................................     $  7,060,410      $  3,422,825
                                                                                         ============      ============

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years ended June 30, 2003 and 2002

                                                     2003               2002
                                                 ------------      ------------
Revenues:
   Software and license fees ...............     $  7,489,542      $  6,150,619
   Maintenance fees ........................        4,565,341         3,381,731
   Consulting and other ....................        3,662,418         2,809,418
                                                 ------------      ------------
        Total revenues .....................       15,717,301        12,341,806
                                                 ------------      ------------

Operating costs and expenses:
   Cost of consulting and other ............        3,130,587         2,945,787
   Product development .....................        1,353,056         1,076,111
   Sales and marketing .....................        5,932,406         4,154,610
   General and administrative ..............        4,156,384         3,559,807
                                                 ------------      ------------
        Total operating costs and expenses .       14,572,433        11,736,315
                                                 ------------      ------------

        Operating income ...................        1,144,868           605,491
Interest expense, net ......................          (76,940)         (155,960)
                                                 ------------      ------------
        Income  before income taxes ........        1,067,928           449,531
Benefit from income taxes ..................        2,615,000                --
                                                 ------------      ------------
        Net income .........................     $  3,682,928      $    449,531
                                                 ============      ============

Net income per common share--basic .........     $       0.17      $       0.02
Weighted average shares outstanding--basic .       22,197,804        20,413,148
Net income per common share--diluted .......     $       0.16      $       0.02
Weighted average shares outstanding--diluted       22,872,374        21,159,166

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                       Years ended June 30, 2003 and 2002


                                                      PREFERRED STOCK                COMMON STOCK                 ADDITIONAL
                                                 -------------------------  --------------------------------        PAID-IN
                                                    SHARES      AMOUNT          SHARES          AMOUNT              CAPITAL
                                                 ----------- -------------  ---------------- ---------------   --------------
Balance, June 30, 2001                                  200  $      2,000        20,157,781  $      201,522        16,159,995
    Comprehensive loss:
        Net income                                       --            --                --              --                --
        Foreign currency translation adjustment          --            --                --              --                --
    Comprehensive income                                 --            --                --              --                --
    Preferred stock dividends                            --            --                --              --                --
    Non-cash charges related to equity
        transactions (Note 3)                            --            --                --              --             3,046
    Deferred compensation                                --            --                --              --                --
    Conversion of director advance into common
        stock                                            --            --            80,000             800            11,200
    Issuance of common stock                             --            --           493,054           4,930            49,503
                                                 ----------- -------------  ---------------- ---------------   ----------------
Balance, June 30, 2002                                  200  $      2,000        20,730,835  $      207,252        16,223,744
    Comprehensive income:
        Net income                                       --            --                --              --                --
        Foreign currency translation adjustment          --            --                --              --                --
    Comprehensive income                                 --            --                --              --                --
    Preferred stock dividends                            --            --                --              --                --
    Preferred stock redemption                         (200)       (2,000)               --              --                --
    Exercise of stock options                            --            --            66,734             667            18,992
    Exercise of stock warrants                           --            --           488,792           4,888           (4,888)
    Non-cash charges related to equity
        transactions (Note 3)                            --            --                --              --           239,194
    Issuance of common stock                             --            --         1,466,668          14,667           409,333
                                                 ----------- -------------  ---------------- ---------------   ----------------
Balance, June 30, 2003                                   --  $         --        22,753,029  $      227,474        16,886,375
                                                 =========== =============  ================ ===============   ================

                                                                                                    ACCUMULATED
                                                        STOCK                                          OTHER           TOTAL
                                                     SUBSCRIPTION  ACCUMULATED      DEFERRED       COMPREHENSIVE    STOCKHOLDERS'
                                                      RECEIVABLE     DEFICIT      COMPENSATION     INCOME (LOSS)      DEFICIT
                                                     ------------  ------------  -------------    --------------  ----------------
Balance, June 30, 2001                                     --      (22,641,345)      (318,100)         404,137        (6,191,791)
    Comprehensive loss:
        Net income                                         --          449,531             --               --           449,531
        Foreign currency translation adjustment            --               --             --         (263,195)         (263,195)
                                                                                                                  ----------------
    Comprehensive income                                   --               --             --               --           186,336
    Preferred stock dividends                              --             (130)            --               --              (130)
    Non-cash charges related to equity
        transactions (Note 3)                              --               --             --               --             3,046
    Deferred compensation                                  --               --        318,100               --           318,100
    Conversion of director advance into common
        stock                                              --               --             --               --            12,000
    Issuance of common stock                               --               --             --               --            54,433
                                                                                                                  ----------------
                                                    ----------   --------------   ------------    --------------------------------
Balance, June 30, 2002                                             (22,191,944)            --          140,942        (5,618,006)
    Comprehensive income:
        Net income                                         --        3,682,928             --               --         3,682,928
        Foreign currency translation adjustment            --               --             --         (661,871)         (661,871)
                                                                                                                  ----------------
    Comprehensive income                                   --               --             --               --         3,021,057
    Preferred stock dividends                              --             (130)            --               --              (130)
    Preferred stock redemption                             --             (340)            --               --            (2,340)
    Exercise of stock options                              --               --             --               --            19,659
    Exercise of stock warrants                             --               --             --               --                --
    Non-cash charges related to equity
        transactions (Note 3)                              --               --       (131,250)              --           107,944
    Issuance of common stock                         (324,000)              --             --               --           100,000
                                                    ----------   --------------   ------------    --------------------------------
Balance, June 30, 2003                               (324,000)     (18,509,486)      (131,250)        (520,929)       (2,371,816)
                                                    ==========   ==============   ============    ================================

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2003 and 2002

                                                                                           2003           2002
                                                                                       -----------    -----------
Cash flows from operating activities:
   Net income ......................................................................   $ 3,682,928    $   449,531
   Adjustments to reconcile net income to net cash provided in operating activities:
     Depreciation ..................................................................        77,401         67,736
     Warrants and stock options vested .............................................       107,944        321,146
       Deferred income taxes .......................................................    (2,615,000)            --
     Changes in operating assets and liabilities:
        Trade accounts receivable, net .............................................      (598,335)      (295,484)
        Prepaid expenses ...........................................................      (125,093)       (58,716)
        Other current assets .......................................................       (23,546)         6,268
        Accounts payable ...........................................................    (1,175,204)    (1,526,885)
        Accrued compensation and related costs .....................................      (754,189)       (97,049)
        Deferred revenue ...........................................................     1,366,395      1,255,254
        Accrued interest ...........................................................        95,432         49,569
        Other accrued expenses .....................................................        28,784         88,873
                                                                                       -----------    -----------
          Net cash provided in operating activities ................................        67,517        260,243
                                                                                       -----------    -----------

Cash flows from investing activities:
   Capital expenditures ............................................................      (138,842)       (62,603)
                                                                                       -----------    -----------
          Net cash used in investing activities ....................................      (138,842)       (62,603)
                                                                                       -----------    -----------

Cash flows from financing activities:
   Borrowings on line of credit ....................................................       250,000             --
   Repayment of note payable .......................................................            --       (188,123)
   Borrowings notes payable- stockholder ...........................................            --        179,200
   Repayment of notes payable- stockholder .........................................            --        (43,778)
   Net proceeds from sale of common stock ..........................................       100,000         54,433
   Exercise of stock options .......................................................        19,659             --
   Redemption of preferred stock ...................................................        (2,340)            --
                                                                                       -----------    -----------
          Net cash provided by financing activities ................................       367,319          1,732
Effect of exchange rate changes on cash ............................................        68,176          2,395
                                                                                       -----------    -----------
          Net increase in cash and cash equivalents ................................       364,170        201,767
Cash and cash equivalents at beginning of year .....................................       279,176         77,409
                                                                                       -----------    -----------
Cash and cash equivalents at end of year ...........................................   $   643,346    $   279,176
                                                                                       ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the year for interest .............................................   $    81,071    $    15,634
Non-cash investing and financing activities:
Common stock issued for stock subscription receivable ..............................   $   324,000    $        --
Cashless exercise of stock warrants ................................................         4,888             --
Conversion of director advance into common stock ...................................            --         12,000

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  REVENUE RECOGNITION

          The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

     (B)  RESEARCH AND DEVELOPMENT

          Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company's software research and development costs primarily relate to software development during the period prior to technological feasibility and are expensed as incurred. During fiscal 2003 and 2002, no software development costs were capitalized.

     (C)  COMPREHENSIVE INCOME

          Comprehensive income represents the change in stockholders' deficit resulting from other than stockholder investments and distributions. Accumulated other comprehensive income (loss) in the consolidated statements of stockholders' deficit is solely comprised of the accumulated foreign currency translation adjustment.

          Comprehensive income and its components consist of the following:

                                                  2003           2002
                                              -----------    -----------
               Net income .................   $ 3,682,928        449,531
               Other comprehensive
                income (loss):
               Foreign currency translation
                  adjustment ..............      (661,871)      (263,195)
                                              -----------    -----------
               Comprehensive income .......   $ 3,021,057    $   186,336
                                              -----------    -----------

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

     (E)  NET INCOME PER COMMON SHARE

          Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 674,570 and 746,018 shares of dilutive securities for the years ended June 30, 2003 and 2002, respectively.

         Following is a reconciliation of basic and diluted net income per common share for the years ended June 30, 2003 and 2002, respectively:

                                                             2003          2002
                                                          ----------    ----------
               Net income                                $ 3,682,928       449,531

               Weighted average shares outstanding        22,197,804    20,413,148

               Net income per common share--basic        $      0.17          0.02

               Net income per common share -- diluted:

               Net income                                $ 3,682,928       449,531

               Weighted average shares outstanding        22,197,804    20,413,148

               Common stock equivalents                      674,570       746,018

               Weighted average shares and potential
                  diluted shares outstanding              22,872,374    21,159,166

               Net income per common share-- Diluted     $      0.16          0.02

          The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

          Options and warrants to purchase 4,145,575 and 5,236,890 shares of common stock with a weighted average exercise price of $2.25 and $1.88 were outstanding at June 30, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for the years ended June 30, 2003 and 2002 because their exercise prices were greater than the average market price of the common shares.

     (F)  STOCK-BASED COMPENSATION

          In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", using the Black Scholes pricing method.

          Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income
          (loss) per common share would have been changed to the following pro forma amounts:

                                                                  2003              2002
                                                               ------------     ------------
                  Net income (loss):
                     As reported                               $  3,682,928        449,531
                     Pro forma                                    3,490,070       (402,902)

                  Basic net income (loss) per common share:
                     As reported                                       0.17           0.02
                     Pro forma                                         0.16          (0.02)

                  Diluted net income (loss) per common share:
                     As reported                                       0.16           0.02
                     Pro forma                                         0.15          (0.02)

                  Stock based compensation:
                     As reported                                    107,944              0
                     Pro forma                                      300,802        852,433

          In determining the compensation cost of options granted during years ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                                   2003             2002
                                                               --------------   -------------
                     Risk-free interest rate                     2.625-4.375%      4.875-7.0%
                     Expected life of options granted                7 years         7 years
                     Expected volatility                                  84%            188%
                     Expected dividend yield                               0%              0%


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

     (I)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of the Company's financial instruments (cash and cash equivalents, trade accounts receivable and accounts payable) because of their short-term nature, approximates fair value. The carrying value of notes payable approximates fair value because the current rates approximate market rates available on similar instruments and terms.

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

     (K)  FURNITURE, FIXTURES AND EQUIPMENT, NET

          Furniture, fixtures and equipment consists of property, equipment, furniture and computers and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets that generally range from three to seven years. Depreciation expense was $77,401 and $67,736 for the years ended June 30, 2003 and 2002, respectively.

     (L)  ADVERTISING COSTS

          Advertising costs are expensed as incurred. Advertising costs totaled approximately $68,000 and $15,000 for the years ended June 30, 2003 and 2002, respectively.

     (M)  BUSINESS AND CREDIT CONCENTRATIONS

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells principally to resellers and end users in the United States, Australia, and United Kingdom/Europe. The Company performs ongoing credit evaluations of its customers and trade accounts receivable are unsecured. On a periodic basis, the Company evaluates its accounts receivable based on history of past write-offs and collections and current credit conditions and accordingly adjusts their allowance for doubtful accounts. Past due accounts are determined based on individual customer terms and the policy of write-offs and collection efforts vary based on account circumstances. The Company does not accrue interest on outstanding accounts receivable balances. The Company had accounts receivable from one customer that represented approximately 12% of accounts receivable at June 30, 2002.

     (N)  IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not record any impairment charges for the years ended June 30, 2003 and 2002.

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

(3)  STOCK OPTIONS AND WARRANTS

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

     Under Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation, the weighted average estimated fair value of stock options granted at exercise price equal to market price of grant date during 2003 and 2002 was $0.35 and $0.46 per share, respectively.

     The activity for the Plan is summarized as follows:

                                                                                       WEIGHTED-
                                                                                    AVERAGE EXERCISE
                                                                    OPTIONS         PRICE PER SHARE
                                                               -------------------  ------------------
                  Outstanding at June 30, 2001 ............             3,539,666    $           2.64
                     Granted ..............................               727,750                0.47
                     Exercised ............................                    --                  --
                     Forfeited.............................              (937,413)               1.66
                                                               -------------------   -----------------
                  Outstanding at June 30, 2002 ............             3,330,003    $           1.19
                     Granted ..............................               397,000                0.45
                     Exercised ............................               (66,734)               0.29
                     Forfeited.............................              (259,143)               0.98
                                                               -------------------   -----------------
                  Outstanding at June 30, 2003.............             3,401,126    $           1.13
                                                               ===================   =================
                  Options exercisable at June 30, 2003.....             2,804,472    $           1.29
                                                               ===================   =================

     At June 30, 2003 and 2002, the weighted average remaining contractual life of outstanding options was 4.0 and 4.7 years, respectively.

     Options activity outside the Plan is summarized as follows:

                                                                                       WEIGHTED-
                                                                                    AVERAGE EXERCISE
                                                                    OPTIONS         PRICE PER SHARE
                                                               -------------------  ------------------
                  Outstanding at June 30, 2001 ............             1,411,874    $           1.70
                     Granted ..............................                    --                  --
                     Exercised ............................                    --                  --
                     Forfeited.............................               (45,001)               1.97
                                                               -------------------   -----------------
                  Outstanding at June 30, 2002 ............             1,366,877    $           1.69
                     Granted ..............................                    --                  --
                     Exercised ............................                    --                  --
                     Forfeited.............................               (17,438)               1.78
                                                               -------------------   -----------------
                  Outstanding at June 30, 2003.............             1,349,439    $           1.69
                                                               ===================   =================
                  Options exercisable at June 30, 2003.....             1,349,439    $           1.69
                                                               ===================   =================

     At June 30, 2003 and 2002, the weighted average remaining contractual life of outstanding options was 3.0 and 4.0 years, respectively.

     The following tables summarize information about stock options outstanding as of June 30, 2003:

                                              OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            -------------------------------------------------------- ------------------------------------
                                               WEIGHTED-AVERAGE        WEIGHTED-                            WEIGHTED-
                                                   REMAINING           AVERAGE                              AVERAGE
         EXERCISE                NUMBER           CONTRACTUAL         EXERCISE            NUMBER           EXERCISE
         PRICES                OUTSTANDING           LIFE               PRICE           EXERCISABLE          PRICE
         -----------------   -----------------  -----------------   ----------------   -----------------   --------------
            $ 0.08-0.12               326,000                5.1    $          0.11            213,004     $        0.12
              0.14-0.20               271,000                4.7               0.19            233,336              0.20
              0.24-0.37               714,000                5.0               0.28            562,172              0.27
              0.38-0.42               418,000                5.8               0.40            191,000              0.39
              0.59-0.92               337,875                3.8               0.78            295,875              0.77
              1.25-1.78             1,424,939                3.3               1.39          1,399,773              1.39
              2.50-3.00             1,234,751                2.3               2.64          1,234,751              2.64
                7.00                   24,000                3.7               7.00             24,000              7.00
         -----------------   -----------------  -----------------   ----------------   ----------------    --------------
            $ 0.08-7.00             4,750,565                3.8    $          1.29          4,153,911     $        1.42
         =================   =================  =================   ================   ================    ==============

     Warrants and options issued to third parties

     During fiscal 2003, the Company issued two warrants to purchase up to 300,000 shares of common stock each (total 600,000 shares) at $0.37 per share to a vendor. The warrants are exercisable 50% upon issuance and 50% on November 16, 2003, through May 2008. One warrant was issued in exchange for investor relations services and the other was issued in exchange for capital raising activities. The fair value of the warrants at the date of grant was estimated to be approximately $175,000 using the Black-Scholes pricing model, with a total of $43,750 expensed in the 2003 consolidated statement of operations. The remaining $131,250 is included as deferred compensation in the 2003 balance sheet. The following assumptions were used to calculate the expense: dividend yield of 0%; expected volatility of 84%; risk-free interest rate of 2.62%; and expected life of five years.

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

     As of June 30, 2003, warrants to purchase a total of 1,967,342 shares of common stock were outstanding at exercise prices ranging from $0.15-$7.00 per share, expiring through June 2008.

     Information regarding the Company's warrants is summarized below:

                                                                                       WEIGHTED-
                                                                                       AVERAGE
                                                                                       EXERCISE
                                                                                      PRICE PER
                                                                   NUMBER               SHARE
                                                                -------------        ------------
                  Outstanding at June 30, 2001 .............       3,797,099         $      5.11
                     Granted ...............................          10,000                0.26
                     Exercised .............................              --                  --
                     Forfeited..............................      (1,954,339)               8.00
                                                                -------------        ------------
                  Outstanding at June 30, 2002 .............       1,852,760         $      2.04
                     Granted ...............................         300,000                0.37
                     Exercised .............................        (506,250)               0.01
                     Forfeited..............................        (112,500)               1.04
                                                                -------------        ------------
                  Outstanding at June 30, 2003..............       1,967,342         $      1.98
                                                                =============        ============

(4)  INCOME TAXES

     The Company has incurred cumulative net operating losses since inception.

     The income tax benefit differed from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                                       2003         2002
                                                                                   -------------  ----------
                  Federal statutory tax rate benefits..........................            34.0%       34.0%
                  State tax, net of federal benefit............................             2.0         4.0
                  Reduction of net operating losses............................           100.0          --
                  Benefits related to foreign operations.......................            (5.5)      (18.1)
                  Change in valuation allowance................................          (377.6)      (34.2)
                  Permanent differences and other..............................             2.2        14.3%
                                                                                   -------------  ----------
                  Effective tax rate...........................................          (244.9)%        --%
                                                                                   =============  ==========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of June 30 is presented below (in thousands):

                                                                                       2003          2002
                                                                                   ------------- -------------
                  Deferred income tax assets:
                     Foreign net operating loss carryforwards..................    $       2,376 $      2,531
                     U.S. and state net operating loss carryforwards and
                       credits.................................................            2,066        3,375
                     Miscellaneous reserves and accruals.......................              337          291
                                                                                   ------------- -------------
                          Total gross deferred tax assets......................            4,779        6,197
                  Less: Valuation allowance....................................           (2,164)      (6,197)
                                                                                   ------------- -------------
                          Net deferred income tax assets.......................    $       2,615 $         --
                                                                                   ============= =============

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, during 2003, the Company recorded a deferred tax asset of $2,615,000. A valuation allowance has been provided for the remaining deferred tax assets related to certain foreign net operating loss carryforwards as of June 30, 2003. As of June 30, 2002, the Company fully reserved for the deferred tax assets as of that date.

     As of June 30, 2003, the Company has reported U.S. net operating loss carryforwards of approximately $5,480,000. The net operating loss carryforwards expire in the years 2010 through 2021.

     Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(5)  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2008. Future minimum lease commitments under these operating leases are as follows:

             YEAR ENDING JUNE 30:
             --------------------
             2004................................    $         555,000
             2005................................              438,000
             2006................................              337,000
             2007................................              308,000
             2008................................              150,000
                                                     ------------------
                                                     $       1,788,000
                                                     ==================

     Rent expense under operating leases for the years ended June 30, 2003 and 2002 were $915,000 and $744,000, respectively.

     LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position, results of operations, or cash flow.

     In October 2002, the Company was named as a defendant in a lawsuit brought by the bankruptcy trustee of the subsidiary corporation of a customer. The suit claims the Company received a fraudulent payment as defined in the United States Bankruptcy Code. During 1999, the Company sold and installed software for the customer. Subsequently, the Company received payment totaling approximately $160,000 from the customer's subsidiary corporation. No assurance can be given on the outcome of this suit. The Company and its legal counsel believe that the Company has meritorious defenses to the action. The trustee in bankruptcy has filed a suit seeking the return of the $160,000 on the theory that the party making the payment (the subsidiary corporation of the customer) received no benefit from the transaction.

(6)  NOTES PAYABLE- STOCKHOLDER

     The Company has received interest-bearing advances from a stockholder under term notes. The notes bear interest at 8.5% per annum and expire December 31, 2006 with the right to demand payment on or after September 30, 2004. The notes are secured by substantially all the assets of the Company. Balances due under these notes were approximately $686,000 as of June 30, 2003 and 2002, respectively plus accrued interest of approximately $81,000 and $73,000, as of June 30, 2003 and 2002, respectively. These amounts have been included in accrued interest in the accompanying balance sheets. Interest expense was approximately $62,000 for the years ended June 30, 2003 and 2002, respectively.

(7)  LINE OF CREDIT

     In April 2003, the Company entered into a one-year revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carries an interest rate based on the prime rate plus 2% (6.25% at June 30, 2003) and is secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company. The amount outstanding as of June 30, 2003 was $250,000, which is included in the accompanying consolidated balance sheet. Interest expense for the year ended June 30, 2003 was approximately $500, which is included in interest expense in the accompanying consolidated statement of operations.

(8)  INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS:

     The Company operates predominantly in one industry segment, being the design, development, support and marketing of its proprietary management software solutions. The geographic distributions of the Company's revenue and long-lived assets are summarized in the following table:

                                                                YEAR ENDED JUNE 30,
                                                    --------------------------------------------
                                                            2003                   2002
                                                    ---------------------   --------------------
                  Total Revenues:
                     United States...............   $          6,080,000              5,429,000
                     Australia...................              5,316,000              4,150,000
                     United Kingdom..............              4,321,000              2,763,000
                                                    ---------------------   --------------------
                                                    $         15,717,000             12,342,000
                                                    =====================   ====================


                  Long-Lived Assets:
                     United States...............   $            100,000                 28,000
                     Australia...................                 26,000                 30,000
                     United Kingdom..............                 35,000                 41,000
                                                    ---------------------   --------------------
                                                    $            161,000                100,000
                                                    =====================   ====================


(9)  PREFERRED STOCK

     The Series A Convertible Preferred Stock ($10 par value) bears a 6.5% cumulative dividend rate payable January 1 and July 1 of each year. Each share of Series A Convertible Preferred Stock is convertible into eight shares of common stock. The Holder of each share of Series A Convertible Preferred Stock is entitled to eight votes, subject to adjustment. Upon an involuntary or voluntary liquidation or dissolution of the Company at any time, the holders of the Series A Convertible Preferred Stock are entitled to receive a liquidation preference of $10 per share. The preferred stock may be called for redemption in whole or in part by the Company for a redemption price of $11.70 per share. In March 2003, the Company redeemed all 200 shares of preferred stock then outstanding by paying the redemption price plus all accrued but unpaid dividends.

(10) CREDITOR SETTLEMENT AGREEMENT

     In November 2001 the Company entered into a Stipulation of Settlement agreement with a creditor for approximately $976,000 under which the Company agreed to make quarterly principal payments through December 2003, at which time it would also pay accrued interest on the unpaid principal balance from the date of the agreement to December 2003 at a rate of 9% per annum. In the event of default, the obligation would be accelerated, the interest rate would be increased to 15% and legal fees in the amount of $100,000 would become due. The Company has granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of June 30, 2003 and 2002, the balance under this obligation, which is included in accounts payable in the accompanying consolidated balance sheets, was approximately $112,000 and $650,000, respectively, including accrued interest.

(11) NEW ACCOUNTING PRONOUNCEMENTS

     In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No.
     150. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's consolidated financial statements.

(12) PROFIT SHARING AND 401(K) RETIREMENT PLAN

     The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code that covers employees meeting certain eligibility requirements. Any employer contributions are discretionary. There were no Company contributions for the years ended June 30, 2003 and 2002.

(13) CONSULTING AGREEMENT

     In September 2002, the Company entered into a consulting agreement with GlobalNet Venture Partners, L.L.C. (GlobalNet) to provide management advisory services for a period of 30 months. In exchange for these services, the Company paid GlobalNet a fee of $26,500 per month. In addition, GlobalNet can earn additional fees under the agreement as a result of its involvement in obtaining financing and for introducing and developing strategic partnerships that result in revenue to the Company. The agreement can be terminated by either party upon 60 days written notice. As part of the services to be provided under this agreement, a principal of GlobalNet agreed to serve as the Company's Chairman of the Board for a period of 24 months. See Note 15- Subsequent Events.

(14) STOCK PURCHASE

     In September 2002, the Company sold 1.2 million shares of the Company's common stock to GlobalNet at a price of $0.27 per share under a stock purchase agreement. GlobalNet paid the entire purchase price by delivering a promissory note to the Company and pledged the stock purchased as security for the note. The note, which expires in September 2009, bears an interest rate of 5.5% per annum through September 2, 2009, with interest payable quarterly starting September 30, 2002. The note is a limited recourse note in that in the event of non-payment, the Company's only recourse is against the pledged shares. See Note 15- Subsequent Events.

(15) SUBSEQUENT EVENTS (UNAUDITED)

     On July 30, 2003, the Company entered into a restructuring agreement with GlobalNet pursuant to which GlobalNet ceased to provide consulting services to the Company. As part of the restructuring agreement, the principal of GlobalNet who was serving as the Company's Chairman of the Board resigned from that position effective July 31, 2003. In addition, the Company purchased 560,000 shares of the Company's common stock that was previously held by GlobalNet for a price of $0.27 per share by canceling $151,200 of the promissory note that existed between the two parties and adjusting the balance of the note to $172,800.

     Under separate agreements, the Company has the option to purchase up to 440,000 shares at a price of $0.62 per share from GlobalNet on or before September 15, 2003. The Company would pay for these shares by reducing the principal balance of the promissory note held by $118,800 and making cash payments totaling $154,000. In addition, for the remaining 200,000 shares of common stock held by GlobalNet, the Company has the option to convert those shares into 112,903 fully paid shares by reducing the remaining principal balance under the promissory note ($54,000) to zero.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each person who currently serves as a director and/or officer of our Company as of August 31, 2003. Our directors serve for an indefinite term that expires at the next regular meeting of our shareholders, and until such directors' successors are elected and qualified, or until such directors' earlier death, resignation, disqualification or removal as provided by law.


         NAME                                          AGE                              POSITION
         ----------------------------------------  ------------- --------------------------------------------------------
         James L. Mandel.......................         46       Chairman
         David C. Carlson......................         46       Chief Financial Officer; Director
         Ismail Kurdi..........................         34       Director
         Justin MacIntosh......................         53       President, Chief Executive Officer; Director
         Alan M. Missroon, Jr..................         40       Senior Vice President of Corporate Strategy; Director


         James L. Mandel (Director). Mr. Mandel has been a director of CorVu since 1987. He has been the Chief Executive Officer and a director of Vicom, Inc. since September 1998. Vicom is a full service telecommunications company which files reports under the Securities Exchange Act of 1934 and is headquartered in Minneapolis. From January 1997 to September 1998, he was Chairman of Call 4 Wireless LLC and from January 1992 to February 1997, he served as a Vice President of Grand Casinos, Inc. He currently spends approximately 10% of his time on CorVu's business affairs.

         David C. Carlson (Chief Financial Officer; Director). Before joining CorVu Corporation as Chief Financial Officer in July 1996, Mr. Carlson gained extensive experience in the area of accounting and business operations. He served from July 1979 to July 1984 in the audit division of Arthur Andersen & Co. From July 1984 to April 1989, he held the position of Controller and later, Vice President of Finance at Canterbury Downs, a horse racing facility. He joined the Minnesota Timberwolves, a professional sports franchise, in April 1989 as Controller, a position he subsequently held at a local health and fitness chain until May 1996; the sports franchise and the health and fitness chain were under common ownership. Mr. Carlson is responsible for all areas of financial management of our Company. He became a member of the board of directors of CorVu Corporation in December 1996.

         Ismail Kurdi (Director). Mr. Kurdi received a Bachelor of Science from Boston University in May 1992. From September 1992 to September 1993, he was with Oxy USA, a subsidiary of Occidental Petroleum. In October 1993, he relocated back to England where he is a real estate developer and investor. He serves on the board of directors for several British property companies that are not reporting companies. Mr. Kurdi was elected to the board of directors of CorVu Corporation in December 1996. He currently spends approximately 10% of his time on CorVu's business affairs.

         Justin M. MacIntosh (President, Chief Executive Officer; Director). After a career in the equity and real estate markets in Australia, Mr. MacIntosh founded MACS Software Company, a provider of business application software, in 1977. He served as Chairman and CEO of MACS until he sold the company in 1984. From 1985 to 1990, Mr MacIntosh served as a corporate consultant until late in 1990, when he founded the former parent company of CorVu in Australia. Since the incorporation of CorVu Corporation in Minnesota in September 1995, Mr. MacIntosh has served as Chairman, President and Chief Executive Officer, and as a director of the Company.

         Alan M. Missroon, Jr. (Senior Vice President of Corporate Strategy; Director). Mr. Missroon gained his knowledge of the business intelligence market while working at Burroughs Corporation (Unisys) and during his eight years (from July 1987 to November 95) at IQ Software Corporation in which he held a variety of positions in sales, sales management, product design, and marketing. From December 1995 to December 1996, he worked at Praxis International. During 2002 and 2003, Mr. Missroon was responsible for directing the salesforce in the Americas region. In September 2003, Mr. Missroon was appointed as Senior Vice President of Corporate Strategy, leading strategic relations with the analyst and investor community and guiding the strategic direction of CorVu and its products. He joined CorVu Corporation in January 1997 and was elected as one of the directors of CorVu Corporation in February 1997.

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

         To our knowledge, based on a review of the copies of such reports furnished to us, for the fiscal year ended June 30, 2003 all Section 16(a) filing requirements applicable to Insiders were complied with, except that James Mandel was late filing one Form 4 reporting one transaction and Ismail Kurdi was late filing one Form 4 reporting one transaction.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all cash compensation paid or to be paid by CorVu, as well as certain other compensation, paid or accrued, during each of CorVu's last three fiscal years to the Chief Executive Officer and other executive officers whose total annual salary and bonus paid or accrued during fiscal year 2003 exceeded $100,000.

                                                                               LONG TERM COMPENSATION
                                                                        ------------------------------------
                                                                                AWARDS             PAYOUTS
                                                                       ------------------------   ----------
                                                                       RESTRICTED    SECURITIES
NAME AND                          ANNUAL COMPENSATION        SALES       STOCK       UNDERLYING      LTIP        ALL OTHER
PRINCIPAL                FISCAL  ----------------------   COMMISSIONS    AWARDS        OPTIONS      PAYOUTS   COMPENSATION
POSITION                  YEAR    SALARY ($)  BONUS ($)        $           $              #            $           $
-------------------      ------  -----------  ---------   -----------  ----------    ----------     -------   -------------
Justin MacIntosh(1)       2003     325,160     231,447       53,898         --            --           --          --
   Chief Executive        2002     278,818     192,656       20,594         --            --           --          --
   Officer                2001     276,800       --           --            --           40,000        --          --

David C. Carlson          2003     137,500      24,415        --            --          100,000        --          --
   Chief Financial        2002     116,667      29,166        --            --            --           --          --
   Officer                2001     115,000      13,500        --            --          125,000        --          --

Alan M. Missroon, Jr.
   Senior Vice            2003     150,000       --         103,130         --          100,000        --          --
   President of           2002     150,000       --          63,587         --            --           --          --
   Corporate Strategy     2001     150,000      20,000        --            --          125,000        --          --

-------------
(1) $100,000 of 2001 salary amounts was subsequently forgiven by Mr. MacIntosh as part of his amended employment contract.

OPTION GRANTS DURING  2003 FISCAL YEAR

                                                         Percent of Total
                                Number of Shares        Options Granted to       Exercise or
                               Underlying Options           Employees          Base Price Per
Name                             Granted  (1)             in Fiscal Year           Share          Expiration Date
----                          -------------------      --------------------        ------         ---------------
David C. Carlson                  100,000 (1)                 25.2%                 $0.42            11/10/08
Alan M. Missroon                  100,000 (1)                 25.2%                 $0.42            11/10/08


(1) Options are exercisable in installments of 20,000 shares on November 11, 2002, 40,000 shares on November 11, 2003 and 40,000 shares on November 11, 2004.

OPTION EXERCISES DURING 2003 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No options were exercised by the named executive officers during fiscal 2003. The following table provides information related to the number and value of options held at June 30, 2003:

                                         NUMBER OF SECURITIES
                                        UNDERLYING UNEXERCISED                        VALUE OF UNEXERCISED IN-THE-
                                      OPTIONS AT FISCAL YEAR END                  MONEY OPTIONS AT FISCAL YEAR END(1)
                           -------------------------------------------------- ---------------------------------------------
NAME                             EXERCISABLE             UNEXERCISABLE            EXERCISABLE           UNEXERCISABLE
-------------------------- ------------------------ ------------------------- ---------------------  ----------------------
Justin MacIntosh                           940,000                        --  $             30,400   $                 -0-

David C. Carlson                           392,500                    80,000  $             86,475   $              43,200

Alan M. Missroon, Jr.                      355,000                    80,000  $             81,750   $              43,200


----------------
(1) Value is calculated on the basis of the difference between the option exercise price and $0.96, the average of the closing bid and ask price on June 30, 2003, as quoted on the OTC Bulletin Board.

EMPLOYMENT AGREEMENTS

         Effective July 1, 1999, CorVu entered into a three-year employment agreement with Justin MacIntosh. Pursuant to the agreement, Mr. MacIntosh serves as our Chairman, President and Chief Executive Officer. During the term of the agreement, Mr. MacIntosh was to be paid annual base salaries of $330,000 for the first employment year, $380,000 for the second and $420,000 for the third employment year. He was also granted options to purchase a total of 675,000 shares of our Company's common stock at $1.33 per share, with 225,000 of these options vesting at the beginning of each employment year. Subsequently, on January 1, 2001, CorVu reached an agreement with Mr. MacIntosh on an amendment to his employment agreement. Base compensation was reduced to $180,000 per year. In addition, Mr. MacIntosh was to receive bonus compensation based on the achievement of certain pre-determined audited annual earnings before interest and taxes. As part of this amendment, Mr. MacIntosh agreed to forgive approximately $242,000 of compensation owed as of December 31, 2000. Mr. MacIntosh will participate in any retirement, welfare and other benefit program our Company provides for its executive officers. Mr. MacIntosh will receive payments in the amount of at least 9 monthly installments of his annual base salary in effect at the time of termination if we terminate his employment without cause. Mr. MacIntosh is subject to certain confidentiality and non-compete provisions under the agreement. In addition, Mr. MacIntosh receives an annual salary of approximately $99,000 for his duties as Managing Director of CorVu Australasia Pty Ltd and , effective October 1, 2001, an override commission equal to 2.5% of all license revenue for the United Kingdom/Europe region for his duties as Sales Director in that region. On February 28, 2003, CorVu reached an agreement with Mr. MacIntosh on a further amendment to his employment agreement whereby in addition to Mr. MacIntosh's base salary, he became eligible to receive bonus compensation based on the Company's achievement of certain pre-determined audited annual earnings before income taxes for the Company's fiscal year 2003 retroactive to July 1, 2002.

         Effective July 15, 1996, CorVu entered into a one-year employment agreement with David C. Carlson that was amended as of July 20, 1998. Pursuant to the agreement Mr. Carlson serves as our Chief Financial Officer. The term of the agreement is automatically renewed for successive one-year periods unless the agreement has been terminated earlier. Effective July 15, 2002, Mr. Carlson received an annual base salary in the amount of $137,500 and up to an additional 33% quarterly bonus payments, based on attaining quarterly business plan results. Mr. Carlson will participate in any retirement, welfare and other benefit program our Company provides for its executive officers. Both parties to the agreement can terminate the agreement without cause upon 60 days prior written notice. Mr. Carlson is subject to certain confidentiality provisions under the agreement.

         Effective January 2, 1997, CorVu entered into a one-year employment agreement with Alan M. Missroon, Jr.. The agreement is automatically renewed for successive one year terms unless terminated earlier. Mr. Missroon receives an annual base salary of $150,000 and an override commission equal to 2.5% of all license and services revenue for The Americas region. Mr. Missroon will participate in any retirement, welfare and other benefit program our Company provides for its executive officers. If we terminate his employment without cause, Mr. Missroon will receive his base salary for a period of three months after the date of termination, with an additional one month of base pay added for each year of employment up to a maximum of six months. Mr. Missroon is subject to certain confidentiality and non-compete provisions under the agreement.

DIRECTORS' COMPENSATION

         For fiscal year 2002, directors who are not employees of CorVu were compensated at the rate of $1,225 per month plus $1,225 for each Board meeting attended and $500 for each committee meeting attended. In addition, on July 11, 2001, each nonemployee director received a five-year nonqualified option to purchase 10,000 shares at an exercise price of $0.12 per share, which was the market value of CorVu's common stock on the date of grant.

         For fiscal year 2003, directors who are not employees of CorVu were compensated at the rate of $1,250 per month plus $1,250 for each Board meeting attended and $1,000 for each committee meeting attended. In addition, on July 1, 2002, each nonemployee director received a five-year nonqualified option to purchase 25,000 shares at an exercise price of $0.39 per share, which was the market value of CorVu's common stock on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The following table provides information as of August 31, 2003, concerning the beneficial ownership of our Company's common stock by (i) each director of the company, (ii) each executive officer named in the Summary Compensation Table,
(iii) the persons known by us to own more than 5% of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.


                                                                         COMMON STOCK
        NAME OR IDENTITY OF                           ------------------------------------------------
        BENEFICIAL OWNER                              NUMBER OF SHARES(1)                     PERCENT
        & MANAGEMENT                                  BENEFICIALLY OWNED                      OF CLASS
        ------------                                  ------------------                      --------
        David C. Carlson(2)                                562,910(3)                           2.5%
        Ismail Kurdi(2)                                  1,674,492(4)                           7.5%
        Justin M. MacIntosh(2)                           8,508,488(5)                          36.8%
        James L. Mandel(2)                                 254,061(6)                           1.1%
        Alan M. Missroon, Jr.(2)                           484,677(7)                           2.1%
        Directors and executive
           officers as a group                          11,484,628(8)                          47.8%
        Troy Rollo (9)                                   1,124,867(9)                           5.0%
        Opella Holdings Limited(10)                      7,541,733(11)                         34.0%
        Dominic K.K. Sum(10)                             7,541,733(12)                         34.0%
        ----------------------------------------------------------------------------------------------


(1) For each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group.

(2)  Address: 3400 West 66th Street, Suite 445, Edina, MN 55435.

(3) Mr. Carlson's beneficial ownership includes 392,500 shares that may be purchased upon exercise of options. Mr. Carlson disclaims beneficial ownership of 194,444 of the shares that may be purchased upon exercise of options because the pecuniary interest in these shares was transferred to his ex-spouse under a divorce decree from January 2003.

(4) Mr. Kurdi's beneficial ownership includes 45,000 shares that may be purchased upon exercise of options.

(5) Mr. MacIntosh's beneficial ownership includes (i) 7,541,733 shares registered in the name of Barleigh Wells Limited (see also footnotes 12 and 13), (ii) 940,000 shares that may be purchased upon exercise of options held by Mr. MacIntosh, and (iii) 250,744 shares held by Mr. MacIntosh's spouse and a company controlled by his spouse. Mr. MacIntosh disclaims beneficial ownership of the shares owned by his spouse.

(6) Mr. Mandel's beneficial ownership includes (i) 80,000 shares that may be purchased upon exercise of options held by Mr. Mandel and (ii) 15,350 shares held by Mr. Mandel's spouse. Mr. Mandel disclaims beneficial ownership of the shares owned by his spouse.

(7) Mr. Missroon's beneficial ownership includes 355,000 shares that may be purchased upon exercise of stock options.

(8) Includes 1,812,500 shares that may be purchased upon exercise of stock options.

(9) Mr. Rollo's beneficial ownership includes 142,542 shares that may be purchased upon exercise of stock options.

(10) Address: C/-Crispin & Jeffery, Level 2, 57 Grosvenor Street, Neutral Bay NSW 2089, AUSTRALIA.

(11) Address: c/o Tempio Corporate Consultants Limited, Suite 701, 7/F, 6-8 Pottinger Street, Central, HONG KONG.

(12) Opella Holdings Limited as trustee of The Asia Pacific Technology Trust is the beneficial owner of 7,541,733 shares of Common Stock registered in the name of Barleigh Wells Limited as street name holder. Opella Holdings Limited shares beneficial ownership of the shares with Mr. MacIntosh (see footnote 5) and Mr. Sum (see footnote 13).

(13) Mr. Sum is the sole shareholder of Opella Holdings Limited (see footnote
     12). The director of Opella Holdings Limited is Pio Services Limited whose sole shareholder is Tempio Group of Companies Limited which in turn is wholly owned by Mr. Sum. Pio Services Limited has two directors, one of which is Mr. Sum.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Delia MacIntosh, the wife of Justin MacIntosh, the President, Chief Executive Officer of CorVu and one of our Directors, has advanced money to CorVu under term notes. As of the end of fiscal year 2003, CorVu owed approximately $767,000 on these notes, including accrued interest of approximately $81,000. The term notes bear interest at 8.5% per annum and are due on demand at any time on or after September 30, 2004. The notes expire December 31, 2006 and are secured by substantially all of the assets of the Company.

         In September 2002, the Company entered into a consulting agreement with GlobalNet Venture Partners, L.L.C. (GlobalNet) to provide management advisory services for a period of 30 months. In exchange for these services, the Company paid GlobalNet a fee of $26,500 per month. In addition, GlobalNet was to earn additional fees under the agreement as a result of its involvement in obtaining financing and for introducing and developing strategic partnerships resulting in revenue to the Company. As part of the services to be provided under that agreement, John A. Bohn, a principal of GlobalNet, agreed to serve as the Company's Chairman of the Board for a period of 24 months. On July 30, 2003, the Company entered into a restructuring agreement with GlobalNet pursuant to which GlobalNet ceased providing consulting services to CorVu. As part of the restructuring agreement, Mr. Bohn resigned from his positions as director and Chairman of the Board effective July 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (a)      Reports on Form 8-K.

                  None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were $48,690 and $45,595, respectively.

AUDIT-RELATED FEES

For fiscal 2003 and 2002, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $25,205 and $16,475 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $9,815 and $8,490, respectively.

AUDIT COMMITTEE

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 90% of all fees paid to our independent auditors are pre-approved by the audit committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORVU CORPORATION


Dated:  September 17, 2003              By: /s/ Justin M. MacIntosh
                                            ------------------------------------
                                            Justin M. MacIntosh
                                            Chief Executive Officer

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


SIGNATURE AND TITLE                                                                                        DATE
------------------------------------------------------------------------------------------      ----------------------------
/s/ Justin M. MacIntosh
----------------------------------------------------------------
Justin M. MacIntosh, President and Chief Executive Officer                                          September 17, 2003
(principal executive officer)

/s/ David C. Carlson
----------------------------------------------------------------
David C. Carlson, Chief Financial Officer and Director                                              September 17, 2003
(principal financial and accounting officer)

/s/ Ismail Kurdi
----------------------------------------------------------------
Ismail Kurdi, Director                                                                              September 17, 2003

/s/ James L. Mandel
----------------------------------------------------------------
James L. Mandel, Chairman of the Board                                                              September 17, 2003

/s/ Alan M. Missroon, Jr.
----------------------------------------------------------------
Alan M. Missroon, Jr., Director                                                                     September 17, 2003


                                CORVU CORPORATION
                                EXHIBIT INDEX FOR
                 FORM 10-KSB FOR FISCAL YEAR ENDED JUNE 30, 2003

        EXHIBIT
        NUMBER                             DESCRIPTION
        ---------     ----------------------------------------------------------
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

           10.7       Lease Agreement between United Properties Investment LLC.
                      and CorVu Corporation for premises at 3400 West 66th
                      Street, Edina, Minnesota-incorporated by reference to
                      Exhibit 10.7 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2002, File No. 000-29299

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

           10.16* Minnesota American, Inc. 1993 Stock Incentive Plan as amended and approved by the shareholders at their meeting on January 30, 1996--incorporated by reference to Exhibit
                      10.16 to Registrant's Form 10-SB, File No. 000-29299

           10.17*     Amendment to Employment Agreement between CorVu
                      Corporation and Justin MacIntosh, dated January 1,
                      2001--incorporated by reference to Exhibit 10.16 to Registrant's Form 10-KSB for the fiscal year ended June
                      30, 2001, File No. 000-29299

           10.18      Letter Agreement dated June 19, 2002 between CorVu
                      Corporation and GlobalNet Venture Partners,
                      LLC-incorporated by reference to Exhibit 10.7 to Registrant's Form 10-KSB for the fiscal year ended June
                      30, 2002, File No. 000-29299

           10.19      Stock Purchase Agreement dated June 19, 2002 between CorVu
                      Corporation and GlobalNet Venture Partners,
                      LLC--incorporated by reference to Exhibit A to Schedule
                      13D of GlobalNet Venture Partners, LLC filed September 19,
                      2002

           10.20      Amendment dated September 3, 2002 to Stock Purchase
                      Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC--incorporated by reference to Exhibit B to Schedule 13D of GlobalNet
                      Venture Partners, LLC filed September 19, 2002

           10.21 Secured Promissory Note dated September 3, 2002 in the principal amount of $324,000 from GlobalNet Venture
                      Partners, LLC to CorVu Corporation--incorporated by reference to Exhibit C to Schedule 13D of GlobalNet
                      Venture Partners, LLC filed September 19, 2002

           10.22      Pledge Agreement dated September 3, 2002 between GlobalNet
                      Venture Partners, LLC and CorVu Corporation-incorporated by reference to Exhibit D to Schedule 13D of GlobalNet
                      Venture Partners, LLC filed September 19, 2002

           10.23*     Amendment No. 2 to Employment Agreement between CorVu
                      Corporation and Justin MacIntosh, dated February 28, 2003

           21         Subsidiaries of CorVu Corporation

           23         Consent of Independent Auditors - Virchow, Krause &
                      Company, LLP

           24         Power of Attorney (contained on Signature Page of this
                      Form 10-KSB)

           31.1       Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           31.2       Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

           32         Certification of Chief Executive Officer and Chief
                      Financial Officer Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

---------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.