Form 10KSB/A
period 2003-06-30
CORVU CORP
filed 2003-11-10
CIK 1103341

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                 FORM 10-KSB/A-1

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

                                   ----------


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|


================================================================================

This Form 10-KSB/A-1 is being filed to correct  typographical errors in Part II,
Item 7, and an administrative error with regard to the number of shares beneficially owned by Justin MacIntosh in Part III, Item 11.

                                     PART II

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



--------------------------------------------------------------------------------

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

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years ended June 30, 2003 and 2002

                                                     2003               2002
                                                 ------------      ------------
Revenues:
   Software and license fees ...............     $  7,489,542      $  6,150,619
   Maintenance fees ........................        4,565,341         3,381,731
   Consulting and other ....................        3,662,418         2,809,456
                                                 ------------      ------------
        Total revenues .....................       15,717,301        12,341,806
                                                 ------------      ------------

Operating costs and expenses:
   Cost of consulting and other ............        3,130,587         2,945,787
   Product development .....................        1,353,056         1,076,111
   Sales and marketing .....................        5,932,406         4,154,610
   General and administrative ..............        4,156,384         3,559,807
                                                 ------------      ------------
        Total operating costs and expenses .       14,572,433        11,736,315
                                                 ------------      ------------

        Operating income ...................        1,144,868           605,491
Interest expense, net ......................          (76,940)         (155,960)
                                                 ------------      ------------
        Income  before income taxes ........        1,067,928           449,531
Benefit from income taxes ..................        2,615,000                --
                                                 ------------      ------------
        Net income .........................     $  3,682,928      $    449,531
                                                 ============      ============

Net income per common share--basic .........     $       0.17      $       0.02
Weighted average shares outstanding--basic .       22,197,804        20,413,148
Net income per common share--diluted .......     $       0.16      $       0.02
Weighted average shares outstanding--diluted       22,872,374        21,159,166



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

Options activity outside the Plan is summarized as follows:



                                                                     WEIGHTED-
                                                                  AVERAGE EXERCISE
                                                  OPTIONS         PRICE PER SHARE
                                             -------------------  ------------------
Outstanding at June 30, 2001 ............             1,411,878    $           1.70
   Granted ..............................                    --                  --
   Exercised ............................                    --                  --
   Forfeited.............................               (45,001)               1.97
                                             -------------------   -----------------
Outstanding at June 30, 2002 ............             1,366,877    $           1.69
   Granted ..............................                    --                  --
   Exercised ............................                    --                  --
   Forfeited.............................               (17,438)               1.78
                                             -------------------   -----------------
Outstanding at June 30, 2003.............             1,349,439    $           1.69
                                             ===================   =================
Options exercisable at June 30, 2003.....             1,349,439    $           1.69
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

Information regarding the Company's warrants is summarized below:



                                                                     WEIGHTED-
                                                                     AVERAGE
                                                                     EXERCISE
                                                                    PRICE PER
                                                 NUMBER               SHARE
                                              -------------        ------------
Outstanding at June 30, 2001 .............       3,797,099         $      5.11
   Granted ...............................          10,000                0.26
   Exercised .............................              --                  --
   Forfeited..............................      (1,954,339)               8.00
                                              -------------        ------------
Outstanding at June 30, 2002 .............       1,852,760         $      2.04
   Granted ...............................         733,332                0.34
   Exercised .............................        (506,250)               0.01
   Forfeited..............................        (112,500)               1.04
                                              -------------        ------------
Outstanding at June 30, 2003..............       1,967,342         $      1.98
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



                                    PART III

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

        Name or Identity of Beneficial
        Owner & Management                                          Common Stock
                                          -----------------------------------------------------------------
                                                  Number of Shares(1)                       Percent
                                                Beneficially Owned                         of Class

        David C. Carlson(2)                                562,910(3)                           2.5%
        Ismail Kurdi(2)                                  1,674,492(4)                           7.5%
        Justin M. MacIntosh(2)                           9,448,488(5)                          40.8%
        James L. Mandel(2)                                 254,061(6)                           1.1%
        Alan M. Missroon, Jr.(2)                           484,677(7)                           2.1%
        Directors and executive
           officers as a group                          12,424,628(8)                          51.8%

        Troy Rollo (9)                                   1,124,867(10)                          5.0%
        Opella Holdings Limited(11)                      7,541,733(12)                         34.0%
        Dominic K.K. Sum(11)                             7,541,733(13)                         34.0%
        ---------------------------------------------------------------------------------------------------

------------------
*Less than 1%

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

(9) Address: c/o CorVu Australasia Pty. Ltd., Level 4, 1 James Place, North Sydney, NSW 2060, AUSTRALIA.

(10) Mr. Rollo's beneficial ownership includes 142,542 shares that may be purchased upon exercise of stock options.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  See "Exhibit Index" immediately following the signature page of this Form 10-KSB/A-1.

         (a)      Reports on Form 8-K.

                  None



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CORVU CORPORATION



Dated:  November 10, 2003                            By: /s/ Justin M. MacIntosh
                                                         -----------------------
                                                         Justin M. MacIntosh
                                                         Chief Executive Officer

                                CORVU CORPORATION
                                EXHIBIT INDEX FOR
              FORM 10-KSB/A-1 FOR FISCAL YEAR ENDED JUNE 30, 2003

Exhibit
Number                                 Description
-----------     ----------------------------------------------------------------

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

        10.9 Underlease between Michael John Haynes, Raymond John Evans, Terrance Guy Hawker and CorVu PLC and CorVu Corporation for premises at Craven House, 40 Uxbridge Road, London W5--incorporated by reference to Exhibit 10.9 to Registrant's Form 10-SB, File No. 000-29299

        10.10 Loan Agreement between CorVu Australasia Pty Ltd, CorVu North America, Inc., CorVu PLC and Integral Business Finance Pty. Limited--incorporated by reference to Exhibit 10.10 to Registrant's Form 10-SB, File No. 000-29299

        10.11* Specific and Floating Charge / Deed of Charge between CorVu Australasia Pty Ltd. and Integral Business Finance Pty.
                Limited--incorporated by reference to Exhibit 10.11 to Registrant's Form 10-SB, File No. 000-29299

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

        10.21 Secured Promissory Note dated September 3, 2002 in the principal amount of $324,000 from GlobalNet Venture Partners, LLC to CorVu Corporation--incorporated by reference to Exhibit C to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

        10.22 Pledge Agreement dated September 3, 2002 between GlobalNet Venture Partners, LLC and CorVu Corporation-incorporated by reference to Exhibit D to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

        10.23*  Amendment   No.  2  to   Employment   Agreement   between  CorVu
                Corporation and Justin MacIntosh, dated February 28, ** 2003

        21**    Subsidiaries of CorVu Corporation

        23**    Consent of Independent Auditors - Virchow, Krause & Company, LLP

        24**    Power of  Attorney  (contained  on  Signature  Page of this Form
                10-KSB)

        31.1*** Certification of Chief Executive Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

        31.2*** Certification of Chief Financial Officer Pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002

        32*** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



-----------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
** Previously filed on September 18, 2003 as exhibits to the Form 10-KSB for year ended June 30, 2003.
***     Filed herewith.