Form 10QSB
period 2003-09-30
CORVU CORP
filed 2003-11-14
CIK 1103341

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT

                For the transition period from ______ to ______ .

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

                  Class: Common Stock, par value $.01 per share
              Outstanding shares as of October 31, 2003: 21,665,938

================================================================================

                                CorVu Corporation
                              Index to Form 10-QSB

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets September 30, 2003 (Unaudited) and June 30, 2003

    Consolidated Statements of Cash Flows (Unaudited) Three Month Periods Ended September 30, 2003 and 2002

    Consolidated Statements of Operations (Unaudited) Three Month Periods Ended September 30, 2003 and 2002

    Notes to Unaudited Consolidated Financial Statements For the Three Month Periods Ended September 30, 2003 and 2002

  Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

  Item 3. Controls and Procedures

PART II OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities and Use of Proceeds

  Item 3. Default Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS


                                       1
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                       September 30,      June 30,
                                                                                           2003            2003
                                                                                       ------------    ------------
                                                                                        (Unaudited)      (Audited)
                                     Assets

Current assets:
   Cash and cash equivalents                                                           $    418,541         643,346
   Trade accounts receivable, net of allowance for doubtful accounts of $198,000 and
     $160,000, respectively                                                               3,387,968       3,294,193
   Deferred income taxes                                                                  1,137,000       1,137,000
   Prepaid expenses and other                                                               361,309         346,490
                                                                                       ------------    ------------
        Total current assets                                                              5,304,818       5,421,029
Furniture, fixtures and equipment, net                                                      148,460         161,381
Deferred income taxes                                                                     1,478,000       1,478,000
                                                                                       ------------    ------------
                                                                                       $  6,931,278       7,060,410
                                                                                       ============    ============

                     Liabilities and Stockholders' Deficit

Current liabilities:
   Line of credit                                                                      $    300,000         250,000
   Accounts payable                                                                       1,376,439       1,061,768
   Accrued compensation and related costs                                                 1,992,824       1,973,304
   Deferred revenue                                                                       4,451,551       4,438,724
   Accrued interest                                                                         176,480         168,664
   Other accrued expenses                                                                   779,235         853,999
                                                                                       ------------    ------------
        Total current liabilities                                                         9,076,529       8,746,459
                                                                                       ------------    ------------

Notes payable-stockholder                                                                   781,420         685,767
                                                                                       ------------    ------------

Stockholders' deficit:
   Undesignated, 24,000,000 shares                                                               --              --
   Series A convertible preferred stock, par value $10 per share; 1,000,000 shares
     authorized; 0 and 0 shares issued and outstanding                                           --              --
   Common stock, $0.01 par value; 75,000,000 shares authorized; 21,665,938 and
     22,753,029 shares issued and outstanding                                               216,603         227,474
   Additional paid-in capital                                                            16,644,534      16,886,375
   Stock subscription receivable                                                                 --        (324,000)
   Accumulated deficit                                                                  (19,048,663)    (18,509,486)
   Deferred compensation                                                                   (191,550)       (131,250)
   Foreign currency translation adjustment                                                 (547,595)       (520,929)
                                                                                       ------------    ------------
        Total stockholders' deficit                                                      (2,926,671)     (2,371,816)
                                                                                       ------------    ------------
        Total liabilities and stockholders' deficit                                    $  6,931,278       7,060,410
                                                                                       ============    ============

See accompanying notes to unaudited consolidated financial statements.


                                       2
--------------------------------------------------------------------------------

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

              Three Month Periods Ended September 30, 2003 and 2002

                                                                                                 2003          2002
                                                                                              ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                                                          $ (385,177)    1,030,932
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                                 33,253        14,966
     Warrants and stock options vested                                                            10,988        64,194
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                                           (93,775)   (1,176,996)
        Prepaid expenses and other                                                               (14,819)       47,504
        Accounts payable                                                                         289,387      (382,605)
        Accrued compensation and related costs                                                    19,520       (70,153)
        Deferred revenue                                                                          12,827       281,385
        Accrued interest                                                                           7,816        75,914
        Other accrued expenses                                                                    20,889      (158,789)
                                                                                              ----------    ----------
          Net cash provided (used) by operating activities                                       (99,091)     (273,648)
                                                                                              ----------    ----------

Cash flows from investing activities:
   Capital expenditures                                                                          (20,332)      (11,141)
                                                                                              ----------    ----------
          Net cash used in investing activities                                                  (20,332)      (11,141)
                                                                                              ----------    ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                                 --       100,000
   Repurchase of common stock                                                                   (154,000)           --
   Net increase in  line of credit                                                                50,000            --
                                                                                              ----------    ----------
          Net cash provided (used) by financing activities                                      (104,000)      100,000
Effect of exchange rate changes on cash                                                           (1,382)         (924)
                                                                                              ----------    ----------
          Net increase (decrease) in cash and cash equivalents                                  (224,805)     (185,713)
Cash and cash equivalents at beginning of period                                                 643,346       279,176
                                                                                              ----------    ----------
Cash and cash equivalents at end of period                                                    $  418,541        93,463
                                                                                              ==========    ==========

Non-cash investing and financing activities:
Common stock issued for stock subscription receivable                                         $       --       324,000
                                                                                              ==========    ==========

See accompanying notes to unaudited consolidated financial statements.


                                       3
--------------------------------------------------------------------------------

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

              Three Month Periods Ended September 30, 2003 and 2002

                                                     Three Months Ended
                                                -----------------------------
                                                September 30,   September 30,
                                                    2003            2002
                                                ------------    ------------

Revenues:
   Software and license fees                    $  1,394,406       2,634,974
   Maintenance fees                                1,258,915         904,553
   Consulting and other                              934,573         905,025
                                                ------------    ------------

     Total revenues                                3,587,894       4,444,552
                                                ------------    ------------
Operating costs and expenses:
   Cost of maintenance, consulting, and other        812,638         729,565
   Product development                               444,841         282,235
   Sales and marketing                             1,669,571       1,287,035
   General and administrative                      1,025,712       1,087,246
                                                ------------    ------------
     Total operating costs and expenses            3,952,762       3,386,081
                                                ------------    ------------

     Operating income (loss)                        (364,868)      1,058,471

Interest expense, net                                (20,309)        (27,539)
                                                ------------    ------------

     Income (loss) before income taxes              (385,177)      1,030,932

Benefit from income taxes                                 --              --
                                                ------------    ------------

     Net income (loss)                          $   (385,177)      1,030,932
                                                ============    ============

Net income (loss) per common share--basic       $      (0.02)           0.05
Weighted average shares outstanding--basic        22,290,056      21,102,996
Net income (loss) per common share--diluted     $      (0.02)           0.05
Weighted average shares outstanding--diluted      22,290,056      22,283,534

See accompanying notes to unaudited consolidated financial statements.


                                       4
--------------------------------------------------------------------------------

                       CORVU CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements
         For the Three Month Periods Ended September 30, 2003 and 2002

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

      Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

      (b)   Net Income (Loss) per Common Share

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the three months ended September 30, 2003 because their inclusion would be anti-dilutive. Weighted average shares outstanding-diluted includes 1,180,538 shares of dilutive securities for the three months ended September 30, 2002.

      Following is a reconciliation of basic and diluted net income (loss) per common share for the three months ended September 30, 2003 and 2002, respectively:

                                                         Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                         2003            2002
                                                    ------------    ------------

      Net income (loss)                             $   (385,177)      1,030,932

      Weighted average shares outstanding             22,290,056      21,102,996

      Net income (loss) per common share--basic     $      (0.02)           0.05

      Net income (loss) per common share --
        diluted:

      Net income (loss)                             $   (385,177)      1,030,932

      Weighted average shares outstanding             22,290,056      21,102,996

      Common stock equivalents                                 0       1,180,538

      Weighted average shares and potential
        diluted shares outstanding                    22,290,056      22,283,534

      Net income (loss) per common share--
        Diluted                                     $      (0.02)           0.05

      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).


                                       6
--------------------------------------------------------------------------------

      All options and warrants outstanding as of September 30, 2003 were anti-dilutive. Options and warrants to purchase 4,452,952 shares of common stock with a weighted average exercise price of $2.15 were outstanding at September 30, 2002 but were excluded from the computation of common share equivalents for the three months ended September 30, 2002 because their exercise prices were greater than the average market price of the common shares.

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

      Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

                                                         Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                         2003            2002
                                                    ------------    ------------
      Net income (loss):
         As reported                                $   (385,177)      1,030,932
         Pro forma                                      (432,870)        905,138
      Basic net income (loss) per common share:
         As reported                                       (0.02)           0.05
         Pro forma                                         (0.02)           0.04
      Diluted net income (loss) per common share:
         As reported                                       (0.02)           0.05
         Pro forma                                         (0.02)           0.04
      Stock based compensation:
         As reported                                      10,988          64,194
         Pro forma                                        58,681         189,988

      In determining the compensation cost of options granted during the three months ended September 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                         Three Months Ended
                                                           September 30,
                                                    --------------------------
                                                       2003          2002
                                                    -----------   ------------

      Risk-free interest rate                       2.625-3.250%  2.625-4.375%
      Expected life of options granted                  7 years       7 years
      Expected volatility                                    84%           84%
      Expected dividend yield                                 0%            0%


                                       7
--------------------------------------------------------------------------------

(3)   Comprehensive Income (Loss)

      Comprehensive income (loss) and its components consist of the following::

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     2003              2002
                                                 -----------       -----------
      Net income (loss)                          $  (385,177)        1,030,932
      Other comprehensive income (loss):
      Foreign currency translation
        adjustment                                   (26,666)          (73,999)
                                                 -----------       -----------
      Comprehensive income (loss)                $  (411,843)      $   956,933
                                                 ===========       ===========

(4)   Income Taxes

      At September 30, 2003, the Company has U.S. net operating loss carryforwards of approximately $5.8 million. The net operating loss carryforwards expire in the years 2010 through 2021. The Company recorded a deferred tax asset of $2,615,000 as of June 30, 2003. Previous to that time, the Company fully reserved the deferred tax asset due to the uncertainty of its use in future periods.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(5)   Notes Payable- Stockholder

      The Company has received interest-bearing advances from a stockholder under short-term notes. The notes bear interest at 8.5% and mature on December 31, 2006, with the right to demand payment after September 30, 2004. The notes are secured by substantially all of the assets of the Company. Interest expense was $16,742 and $14,521 for the three month periods ended September 30, 2003 and 2002, respectively.

(6)   Line of Credit

      In April 2003, the Company entered into a one-year revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carries an interest rate based on the prime rate plus 2% (6.0% at September 30, 2003), is secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company. The amount outstanding as of September 30, 2003 was $300,000, which is included in the accompanying consolidated balance sheet. Interest expense for the three month period ended September 30, 2003 was $3,218, which is included in interest expense in the accompanying consolidated statement of operations.

(6)   Creditor Settlement Agreement

      In November 2001 the Company entered into a Stipulation of Settlement agreement with a creditor for approximately $976,000 under which the Company agreed to make quarterly payments through December 2003, at which time it would also pay accrued interest on the unpaid principal balance from the date of the agreement to December 2003 at a rate of 9% per annum. In the event of default, the obligation is accelerated, the interest rate is increased to 15% and legal fees in the amount of $100,000 become due. The Company has also granted a security interest in the receivables of CorVu North America, Inc. as part of this settlement. As of September 30, 2003, the balance under this obligation, which is included in accounts payable in the accompanying balance sheets, was approximately $94,000, including accrued interest. Interest expense was $579 and $14,757 for the three month periods ended September 30, 2003 and 2002, respectively.


                                       8
--------------------------------------------------------------------------------

(7)   Consulting Agreement

      In September 2002, the Company entered into a consulting agreement with GlobalNet Venture Partners, L.L.C. (GlobalNet) to provide management advisory services for a period of 30 months. In exchange for these services, the Company paid GlobalNet a fee of $26,500 per month. In addition, GlobalNet could earn additional fees under the agreement as a result of its involvement in obtaining financing and for introducing and developing strategic partnerships that result in revenue to the Company. The agreement could be terminated by either party upon 60 days written notice. As part of the services to be provided under this agreement, a principal of GlobalNet agreed to serve as the Company's Chairman of the Board for a period of 24 months.

      On July 1, 2003, the Company entered into a restructuring agreement with GlobalNet pursuant to which GlobalNet ceased to provide monthly consulting services to the Company. As part of the restructuring agreement, the principal of GlobalNet who was serving as the Company's Chairman of the Board resigned from that position effective July 31, 2003. In addition, the Company repurchased 560,000 shares of the Company's common stock that was previously held by GlobalNet for a price of $0.27 per share by canceling $151,200 of the promissory note that existed between the two parties and adjusting the balance of the note to $172,800.

(8)   Stock Purchase

      In September 2002, the Company sold 1.2 million shares of the Company's common stock to GlobalNet at a price of $0.27 per share under a stock purchase agreement. GlobalNet paid the entire purchase price by delivering a promissory note to the Company and pledged the stock purchased as security for the note. The note carried an interest rate of 5.5% per annum through September 2, 2009, with interest payable quarterly starting September 30, 2002. The note was a limited recourse note in that in the event of non-payment, the Company's only recourse was against the pledged shares.

      On September 15, 2003, under separate agreements, the Company exercised its option to repurchase 440,000 shares at a price of $0.62 per share from GlobalNet by reducing the principal balance of the promissory note held by $118,800 and agreeing to make cash payments totaling $154,000. In addition, for the remaining 200,000 shares of common stock held by GlobalNet, the Company converted those shares into 112,903 fully paid shares by reducing the remaining principal balance under the promissory note ($54,000) to zero.


                                       9
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

              For the Three Month Periods Ended September 30, 2003
                            versus September 30, 2002

REVENUES:

Total revenues for the three month period ended September 30, 2003 decreased 19%, compared to the same period a year ago.

Software revenues decreased $1,240,568 (47%) for the three month period ended September 30, 2003 from the same period last year. Revenues for the previous year quarter (September 30, 2002) were extremely favorable due to the closing of several large license transactions. Another factor that caused the decrease was the continued slow economic conditions as it relates to corporate spending on business software.

Maintenance revenues increased $354,362 (39%) for the three month period ended September 30, 2003 from the same period last year. These results reflect continued improvement of maintenance contract renewals.

Consulting and other revenues increased $29,548 (3%) for the three month period ended September 30, 2003 from the same period last year. Demand for consulting and training services continued to be strong in spite of current weakness in software license revenues.

OPERATING COSTS AND EXPENSES:

Operating expenses increased $566,681 (17%) for the three month period ended September 30, 2003 from the same period last year.

Cost of maintenance, consulting and other expenses increased $83,073 (11%) for the three month period ended September 30, 2003 from the same period last year. Revenue increases caused continued spending in this area, consistent with demands for services.

Product development costs increased $162,606 (58%) for the three month period ended September 30, 2003 from the same period last year. Staffing levels in this area increased by 30% (five additional positions). We continue to invest in the improvement and enhancement of current products as well as the development of new products.

Sales and marketing expenses increased $382,536 (30%) for the three month period ended September 30, 2003 from the same period last year. These increases are the result of a 14% increase in new sales positions (an increase of 5 positions). In addition, other increases have occurred in sales related expenses, such as travel expenses, and in marketing expenses, due to our increased activities in business shows and performance management and balanced scorecard seminars.

General and administrative expenses decreased $61,534 (6%) for the three month period ended September 30, 2003 from the same period last year. Increases in certain general and administrative expenses such as investor relations expenses were more than offset by the fact that no incentive bonus was earned for the quarter ended September 30, 2003 by the CEO due to the net loss incurred. In the previous year, a bonus of approximately $200,000 was earned and accrued.


                                       10
--------------------------------------------------------------------------------

INTEREST EXPENSE, NET:

Interest expense, net decreased $7,230 (26%) for the three month period ended September 30, 2003 compared to the same period last year due to lower debt levels.

NET INCOME (LOSS):

CorVu Corporation reported a net loss of $385,177 for the three month period ended September 30, 2003 and net income of $1,030,932 for the three month period ended September 30, 2002.

Liquidity and Capital Resources

Total cash and cash equivalents decreased by $224,805 during the three-month period ended September 30, 2003 from $643,346 as of June 30, 2003 to $418,541 as of September 30, 2003. Net cash used by operating activities was $99,091 for the three-month period ended September 30, 2003. Net cash used in investing activities was $20,332, reflecting the acquisition of capital assets during the period. Net cash used by financing activities was $104,000 for the three-month period ended September 30, 2003, reflecting the repurchase of common stock in the amount of $154,000. In addition, borrowings under a line of credit totaled $513,000 and repayments of the line of credit totaled $463,000.

During the three month period ended September 30, 2003, the Company has generated consolidated revenues of approximately $3.5 million and incurred a net loss of approximately $385,000. Management intends to continue to increase revenues from software licenses and other revenue sources, and to carefully manage operating costs. Management believes these activities will generate sufficient cash flows to sustain CorVu's operations for the next twelve months.

(1)   Critical Accounting Policies and Estimates-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2003. The accounting policies used in preparing our interim 2004 consolidated financial statements are the same as those described in our annual report, and are as follows:

We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software


                                       11
--------------------------------------------------------------------------------
products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Our specific revenue recognition policies are as follows:

      Software License Fees -- Software license fee revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within 12 months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence.

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


                                       12
--------------------------------------------------------------------------------

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein and the exhibits hereto, and other written and oral statements made from time to time by us may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. You must carefully consider forward-looking statements and understand that such statements involve a variety of assumptions, risks and uncertainties, known and unknown, and may be affected by a number of factors, including, among others, the factors discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

ITEM 3: CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                       13
--------------------------------------------------------------------------------

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      See Item 3 of Part II of Form 10-KSB for the year ended June 30, 2003.

      In October 2003, the lawsuit brought by the bankruptcy trustee of the subsidiary corporation of a customer seeking the return of payments totaling $160,000 was dismissed with prejudice by the bankruptcy court.

Item 2. Changes in Securities and Use of Proceeds.

      None

Item 3. Default Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits: See Exhibit Index immediately following the signature page of this Form 10-QSB.

      (b) Reports on Form 8-K: None


                                       14
--------------------------------------------------------------------------------

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORVU CORPORATION


Date:  November 14, 2003                By /s/ David C. Carlson
                                          --------------------------------------
                                          David C. Carlson
                                          Chief Financial Officer


                                       15
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

31.1       Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of
           2002

31.2       Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of
           2002

32.1       Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of
           2002

32.2       Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of
           2002


                                       16
--------------------------------------------------------------------------------