Form 10QSB
period 2003-12-31
CORVU CORP
filed 2004-02-12
CIK 1103341

================================================================================


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


   |X| QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

               For the transition period from            to        .

                          Commission File No. 000-29299


                                CorVu Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Minnesota                               41-1457090
                ---------                               ----------
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


                  Class: Common Stock, par value $.01 per share
              Outstanding shares as of January 31, 2004: 23,581,017

================================================================================

                                CorVu Corporation
                              Index to Form 10-QSB

PART I FINANCIAL INFORMATION
    Item 1.  Financial Statements

       Consolidated Balance Sheets December 31, 2003 (Unaudited) and June 30, 2003

       Consolidated Statements of Cash Flows (Unaudited) Six Month Periods Ended December 31, 2003 and 2002

       Consolidated Statements of Operations (Unaudited) Three and Six Month Periods Ended December 31, 2003 and 2002

       Notes to Unaudited Consolidated Financial Statements For the Three and Six Month Periods Ended December 31, 2003 and 2002

    Item 2.  Management's Discussion and Analysis or Plan of Operations

    Item 3.  Controls and Procedures

PART II OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities

    Item 3.  Default Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                            December 31,            June 30,
                                                                                                2003                  2003
                                                                                        ---------------------  --------------------
                                                                                            (Unaudited)             (Audited)
                                        Assets

Current assets:
   Cash and cash equivalents                                                            $            655,652               643,346
   Trade accounts receivable, net of allowance for doubtful accounts of $205,000 and
     $183,000, respectively                                                                        4,101,609             3,294,193
   Deferred income taxes                                                                           1,137,000             1,137,000
   Prepaid expenses and other                                                                        405,628               346,490
                                                                                        ---------------------  --------------------
        Total current assets                                                                       6,299,889             5,421,029
Furniture, fixtures and equipment, net                                                               163,027               161,381
Deferred income taxes                                                                              1,478,000             1,478,000
                                                                                        ---------------------  --------------------
                                                                                        $          7,940,916             7,060,410
                                                                                        =====================  ====================

                        Liabilities and Stockholders' Deficit

Current liabilities:
   Line of credit                                                                       $            300,000               250,000
   Accounts payable                                                                                1,456,844             1,061,768
   Accrued compensation and related costs                                                          1,864,895             1,973,304
   Deferred revenue                                                                                5,336,115             4,438,724
   Accrued interest                                                                                  110,423               168,664
   Other accrued expenses                                                                            835,463               853,999
                                                                                        ---------------------  --------------------
        Total current liabilities                                                                  9,903,740             8,746,459
                                                                                        ---------------------  --------------------

Notes payable-stockholder                                                                            726,884               685,767
                                                                                        ---------------------  --------------------

Stockholders' deficit:
   Undesignated, 24,000,000 shares                                                                                              --
   Series A convertible preferred stock, par value $10 per share; 1,000,000 shares
     authorized; none issued and outstanding                                                              --                    --
   Common stock, $0.01 par value; 75,000,000 shares authorized; 23,510,350 and
     22,753,029 shares issued and outstanding                                                        235,103               227,474
   Additional paid-in capital                                                                     17,803,710            16,886,375
   Stock subscription receivable                                                                          --              (324,000)
   Accumulated deficit                                                                           (19,845,700)          (18,509,486)
   Deferred compensation                                                                             (53,766)             (131,250)
   Foreign currency translation adjustment                                                          (829,055)             (520,929)
                                                                                        ---------------------  --------------------
        Total stockholders' deficit                                                               (2,689,708)           (2,371,816)
                                                                                        ---------------------  --------------------
        Total liabilities and stockholders' deficit                                     $          7,940,916             7,060,410
                                                                                        =====================  ====================


See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

               Six Month Periods Ended December 31, 2003 and 2002

                                                                                                     2003               2002
                                                                                               -----------------  -----------------
Cash flows from operating activities:
   Net income (loss)                                                                           $     (1,182,214)         1,968,875
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                                        67,857             29,206
     Warrants and stock options vested                                                                  108,504             64,194
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                                                 (557,416)          (304,502)
        Deferred income taxes                                                                                --           (708,000)
        Prepaid expenses and other                                                                      (59,138)            93,523
        Accounts payable                                                                                 95,076           (936,367)
        Accrued compensation and related costs                                                         (183,409)          (420,062)
        Deferred revenue                                                                                647,391            536,015
        Accrued interest                                                                                (58,241)           104,672
        Other accrued expenses                                                                           81,780           (148,943)
                                                                                               -----------------  -----------------
          Net cash provided by (used in) operating activities                                        (1,039,810)           278,611
                                                                                               -----------------  -----------------

Cash flows from investing activities:
   Capital expenditures                                                                                 (69,503)           (95,204)
                                                                                               -----------------  -----------------
          Net cash used in investing activities                                                         (69,503)           (95,204)
                                                                                               -----------------  -----------------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                            1,201,680            100,000
   Exercise of employee stock options                                                                    16,264                800
   Repurchase of common stock                                                                          (154,000)                --
   Increase in line of credit                                                                            50,000                 --
                                                                                               -----------------  -----------------
          Net cash provided by financing activities                                                   1,113,944            100,800
Effect of exchange rate changes on cash                                                                   7,675                112
                                                                                               -----------------  -----------------
          Net increase in cash and cash equivalents                                                      12,306            284,319
Cash and cash equivalents at beginning of period                                                        643,346            279,176
                                                                                               -----------------  -----------------
Cash and cash equivalents at end of period                                                     $        655,652            563,495
                                                                                               =================  =================

Supplemental cash flow disclosures:
Cash paid during the period for interest                                                       $        104,993   $             --
Cash paid during the period for taxes                                                                        --                 --
                                                                                               =================  =================
Non-cash investing and financing activities:
Common stock issued for (cancellation of) stock subscription receivable                        $       (324,000)           324,000
Cashless exercise of stock warrants                                                                          --              4,888
                                                                                               =================  =================


See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

          Three and Six Month Periods Ended December 31, 2003 and 2002

                                                              Three Months Ended                        Six Months Ended
                                                    ---------------------------------------  ---------------------------------------
                                                       December 31,        December 31,         December 31,        December 31,
                                                           2003                2002                 2003                2002
                                                    ------------------- -------------------  ------------------- -------------------
Revenues:
   Software and license fees                        $        1,784,213           2,136,925            3,178,619           4,771,899
   Maintenance fees                                          1,192,107           1,066,573            2,451,022           1,971,126
   Consulting and other                                        967,347             688,392            1,901,920           1,593,417
                                                    ------------------- -------------------  ------------------- -------------------

     Total revenues                                          3,943,667           3,891,890            7,531,561           8,336,442
                                                    ------------------- -------------------  ------------------- -------------------
Operating costs and expenses:
   Cost of maintenance, consulting, and other                  853,931             825,187            1,666,569           1,554,752
   Product development                                         448,926             328,359              893,767             610,594
   Sales and marketing                                       2,074,984           1,530,223            3,744,555           2,817,258
   General and administrative                                1,341,504             955,498            2,367,216           2,042,744
                                                    ------------------- -------------------  ------------------- -------------------
     Total operating costs and expenses                      4,719,345           3,639,267            8,672,107           7,025,348
                                                    ------------------- -------------------  ------------------- -------------------

     Operating income (loss)                                  (775,678)            252,623           (1,140,546)          1,311,094

Interest expense, net                                          (21,359)            (22,680)             (41,668)            (50,219)
                                                    ------------------- -------------------  ------------------- -------------------

     Income (loss) before income taxes                        (797,037)            229,943           (1,182,214)          1,260,875

Benefit from income taxes                                           --             708,000                   --             708,000
                                                    ------------------- -------------------  ------------------- -------------------

     Net income (loss)                              $         (797,037)            937,943           (1,182,214)          1,968,875
                                                    =================== ===================  =================== ===================

Net income (loss) per common share--basic           $            (0.04)               0.04                (0.05)               0.09
Weighted average shares outstanding--basic                  22,448,705          22,277,197           22,369,380          21,693,305
Net income (loss) per common share--diluted         $            (0.04)               0.04                (0.05)               0.09
Weighted average shares outstanding--diluted                22,448,705          23,246,834           22,369,380          22,765,184


See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

          Notes to Unaudited Consolidated Financial Statements for the Three and Six Month Periods Ended December 31, 2003 and 2002

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

         Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

         (b)      Net Income (Loss) per Common Share

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 969,637 and 1,071,879 shares of dilutive securities for the three and six month periods ended December 31, 2002, respectively. Dilutive common equivalent shares have not been included in the computation of diluted net loss per common share for the three and six month periods ended December 31, 2003 because their inclusion would be anti-dilutive.

         Following is a reconciliation of basic and diluted net income (loss) per common share for the three and six months ended December 31, 2003 and 2002, respectively:

                                                               Three Months Ended                   Six Months Ended
                                                                  December 31,                        December 31,
                                                       -----------------------------------  ----------------------------------
                                                            2003               2002              2003              2002
                                                       ----------------  -----------------  ----------------  ----------------
         Net income (loss)                             $      (797,037)           937,943        (1,182,214)        1,968,875

         Weighted average shares outstanding                22,448,705         22,277,197        22,369,380        21,693,305

         Net income (loss) per common share--basic     $         (0.04)              0.04             (0.05)             0.09

         Net income (loss) per common share -- diluted:

         Net income (loss)                             $      (797,037)           937,943        (1,182,214)        1,968,875

         Weighted average shares outstanding                22,448,705         22,277,197        22,369,380        21,693,305

         Common stock equivalents                                    0            969,637                 0         1,071,879

         Weighted average shares and potential
            diluted shares outstanding                      22,448,705         23,246,834        22,369,380        22,765,184

         Net income (loss) per common share--
            Diluted                                    $         (0.04)              0.04             (0.05)             0.09


         The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

         Options and warrants to purchase 4,205,077 shares of common stock with a weighted average exercise price of $2.24 were outstanding at December 31, 2002 but were excluded from the computation of common share equivalents for the three and six months ended December 31, 2002 because their exercise prices were greater than the average market price of the common shares. Options and warrants outstanding at December 31, 2003 totaling 7,681,973 were excluded from the computation of common share equivalents for the three and six month periods ended December 31, 2003 as they were anti-dilutive.

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

         Has compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income
         (loss) per common share would have been changed to the following pro forma amounts:

                                                               Three Months Ended                   Six Months Ended
                                                                  December 31,                        December 31,
                                                       -----------------------------------  ----------------------------------
                                                            2003               2002              2003              2002
                                                       ----------------  -----------------  ----------------  ----------------
         Net income (loss):
            As reported                                $      (797,037)           937,943        (1,182,214)        1,968,875
            Pro forma                                         (853,173)           811,676        (1,286,043)        1,716,814
         Basic net income (loss) per common share:
            As reported                                          (0.04)              0.04             (0.05)             0.09
            Pro forma                                            (0.04)              0.04             (0.06)             0.08
         Diluted net income (loss) per common share:
            As reported                                          (0.04)              0.04             (0.05)             0.09
            Pro forma                                            (0.04)              0.03             (0.06)             0.08
         Stock based compensation:
            As reported                                         97,516                  0           108,504            64,194
            Pro forma                                           56,136            126,267           103,829           252,061


         In determining the compensation cost of options granted during the three and six months ended December 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                               Three Months Ended                   Six Months Ended
                                                                  December 31,                        December 31,
                                                       -----------------------------------  ----------------------------------
                                                            2003               2002              2003              2002
                                                       ----------------  -----------------  ----------------  ----------------
         Risk-free interest rate                                  3.25%       2.625-4.375%       2.625-3.25%      2.625-4.375%
         Expected life of options granted                      7 years            7 years           7 years           7 years
         Expected volatility                                        84%                84%               84%               84%
         Expected dividend yield                                     0%                 0%                0%                0%

(3)      Comprehensive Income (Loss)

         Comprehensive   income  (loss)  and  its  components   consist  of  the
         following::

                                                         Three Months Ended                       Six Months Ended
                                                --------------------------------------  -------------------------------------
                                                  December 31,        December 31,        December 31,       December 31,
                                                      2003                2002                2003               2002
                                                ------------------  ------------------  -----------------  ------------------
        Net income (loss)                       $        (797,037)            937,943         (1,182,214)  $       1,968,875
        Other comprehensive loss:
        Foreign currency translation
           adjustment                                    (281,460)            (59,636)          (308,126)           (133,635)
                                                ------------------  ------------------  -----------------  ------------------
        Comprehensive income (loss)             $      (1,078,497)  $         878,307   $     (1,490,340)  $       1,835,240
                                                ==================  ==================  =================  ==================

(4)      Income Taxes

         Through June 30, 2003, the Company has U.S. net operating loss carryforwards of approximately $5,480,000. The net operating loss carryforwards expire in the years 2010 through 2021. The Company recorded a deferred tax asset of $2,615,000 as of June 30, 2003. Previous to that time, the Company fully reserved the deferred tax asset due to the uncertainty of its use in future periods. The Company continues to evaluate the deferred tax asset and will record a valuation allowance accordingly.

         Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(5)      Notes Payable- Stockholder

         The Company has received interest-bearing advances from a stockholder under short-term notes. The notes bear interest at 8.5% and mature on December 31, 2006, with the right to demand payment after December 31, 2004. The notes are secured by substantially all of the assets of the Company. Interest expense was $15,384 and $14,932 for the three month periods ended December 31, 2003 and 2002, respectively and was $32,638 and $29,453 for the six month periods ended December 31, 2003 and 2002, respectively.

(6)      Line of Credit

         In April 2003, the Company entered into a one-year revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carries an interest rate based on the prime rate plus 2%
         (6.0% at December 31, 2003), is secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company. The amount outstanding as of December 31, 2003 and June 30, 2003 was $300,000 and $250,000, respectively, which is included in the accompanying consolidated balance sheets. Interest expense was $2,933 and $6,252 for the three and six month periods ended December 31, 2003, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

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

(9)      Sale of Common Stock

         During the quarter ended December 31, 2003, the Company sold 1,800,001 shares of common stock at a price of $0.75 per share to several accredited investors under a private placement, the proceeds of which totaled approximately $1.2 million, net of associated expenses. In connection therewith, the Company issued three year warrants to the investors which allows them to purchase a total of 540,000 shares of common stock at a price of $1.25 per share. In addition, the Company issued five year warrants in exchange for services performed in connection with the private placement for a total of 69,066 shares of common stock at prices ranging from $.90-$1.25 per share.

Item 2.       Management's Discussion and Analysis or Plan of Operations

           For the Three and Six Month Periods Ended December 31, 2003
                            versus December 31, 2002

REVENUES:

Total revenue increased 1% for the three month period ended December 31, 2003 and decreased 10% for the six month period ended December 31, 2003, compared to the same periods a year ago. Overall, the weakening of the U.S. dollar, in relation to our foreign currencies (Australian dollar and U.K. pound) has increased revenues by approximately $200,000 for the six month period ended December 31, 2003.

Software revenues decreased $352,712 (17%) and $1,593,280 (33%) for the three and six month periods ended December 31, 2003, respectively, from the same periods last year. As was reported in the Form 10-QSB for the quarter ended September 30, 2003, software revenues were extremely favorable for the six month period ended December 31, 2002 due to the closing of several large license transactions. In addition, a significant turnover in the salesforce in the U.S. and Europe has contributed to the decline in revenues for the quarter as these new employees become trained and begin to build their pipelines. Although we continue to trail revenues from fiscal year 2003, software revenues increased in the three month period ended December 31, 2003 over the previous quarter (September 30, 2003) by 28% ($389,807), which shows the improvement in sales performance due in part to improved conditions as it relates to corporate spending on business software.

Maintenance revenues increased $125,534 (12%) and $479,896 (24%) for the three and six month periods ended December 31, 2003, respectively, from the same periods last year. These results reflect continued improvement of maintenance contract renewals and collections.

Consulting and other revenues increased $278,955 (41%) and $308,503 (19%), for the three and six month periods ended December 31, 2003, respectively, from the same periods last year. These results reflect continued utilization of our professional services personnel required to service the increased demand for consulting and training services.

OPERATING COSTS AND EXPENSES:

Operating expenses increased $1,080,078 (30%) and $1,646,759 (23%) for the three and six month periods ended December 31, 2003, respectively, from the same periods last year. Overall, the weakening of the U.S. dollar, in relation to our foreign currencies (Australian dollar and U.K. pound) has increased operating costs and expenses by approximately $200,000 for the six month period ended December 31, 2003.

Cost of maintenance, consulting and other expenses increased $28,744 (3%) and $111,817 (7%) for the three and six month periods ended December 31, 2003, respectively, from the same periods last year due to continued demand for our consulting and training services.

Product development costs increased $120,567 (37%) and $283,173 (46%) for the three and six month periods ended December 31, 2003, respectively, from the same periods last year. Development staffing has increased by 11% (2 positions) as we continue to further enhance and improve our product offerings, as well as develop new products like our budgeting and financial consolidation module. In addition, we have reclassified certain overhead expenses to this category that had previously been categorized elsewhere.

Sales and marketing expenses increased $544,761 (36%) and $927,297 (33%) for the three and six month periods ended December 31 2003, respectively, from the same periods last year. These increases are the result of a 23% increase in sales positions (an increase of 8 positions), primarily in the U.S. region. In addition, other increases have occurred in sales related expenses, such as travel expenses, and in marketing expenses, due to our increased activities in business shows and performance management and balanced scorecard seminars.

General and administrative expenses increased $386,006 (40%) and $324,472 (16%) for the three and six month periods ended December 31, 2003, respectively, from the same periods last year. Increases in insurance costs and investor relations activities, including non-cash charges for warrants issued for services of approximately $109,000, have contributed to these increases.

INTEREST EXPENSE, NET:

Interest expense, net decreased $1,321 (6%) and $8,551 (17%) for the three and six month periods ended December 31, 2003, respectively, compared to the same periods last year due to lower debt levels.

BENEFIT FROM INCOME TAXES:

For the three month period ended December 31, 2002, the Company recorded a deferred tax asset of $708,000. In previous periods, the Company had fully reserved the deferred tax asset due to the uncertainty of its use in future periods. For the three and six month periods ended December 31, 2003, even though the Company has incurred net losses in those periods, the Company still expects to have positive financial performance over the next twelve months. The Company continues to evaluate the deferred tax asset and will record a valuation allowance accordingly.

NET INCOME (LOSS):

CorVu Corporation reported net losses of $797,037 and $1,182,214 for the three and six month periods ended December 31, 2003, respectively, compared to net income of $937,943 and $1,968,875 for the three and six month periods ended December 31, 2002, respectively. Results for the three and six month periods ended December 31, 2002 includes a benefit for income taxes related to a deferred tax asset of $708,000 which represents the value of its accumulated net operating losses that will be utilized in future periods to offset federal and state income taxes, due to the Company's continuing positive financial performance.For the three and six month periods ended December 31, 2003. Even though the Company has incurred net losses, the Company still expects to have positive financial performance over the next twelve months.


Liquidity and Capital Resources

Total cash and cash equivalents increased by $12,306 during the six month period ended December 31, 2003 from $643,346 as of June 30, 2003 to $655,652 as of December 31, 2003. Net cash used by operating activities was $1,039,810 for the six month period ended December 31, 2003. Net cash used in investing activities was $69,503, reflecting the acquisition of capital assets during the period. Net cash provided by financing activities was $1,113,944 for the six month period ended December 31, 2003, primarily the result of proceeds from the sale of 1.8 million shares of common stock to accredited investors under a private placement that raised approximately $1.2 million.

During the six month period ended December 31, 2003, the Company has generated consolidated revenues of approximately $7.5 million and incurred a net loss of approximately $1.2 million. Management intends to continue to increase revenues from software licenses and other revenue sources, and to carefully manage operating costs. Management believes these activities will generate sufficient cash flows to sustain CorVu's operations for at least the next twelve months.

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

         Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Our specific revenue recognition policies are as follows:

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

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein and the exhibits hereto, and other written and oral statements made from time to time by us may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. You must carefully consider forward-looking statements and understand that such statements involve a variety of assumptions, risks and uncertainties, known and unknown, and may be affected by a number of factors, including, among others, the factors discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2003.

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


Item 3   Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Item 3 of Part II of Form 10-KSB for the year ended June 30, 2003.

Item 2.  Changes in Securities.

         During the quarter ended December 31, 2003, the Company made the following sales of unregistered securities:

         (a) On November 19, 2003, for an aggregate purchase price of $550,000, the Company sold to three accredited investors a total of 733,334 shares of common stock and a three year warrant to purchase up to 220,000 shares of common stock at an exercise price of $1.25 per share. In addition, the Company issued to an accredited investor a five year warrant to purchase up to 33,333 shares of common stock at an exercise price of $.90 per share as part of the compensation owed to such investor for its services as placement agent in connection with the investment by one of the investors.

         (b) On November 21, 2003, for an aggregate purchase price of $500,000, the Company sold to four accredited investors a total of 666,667 shares of common stock and a three year warrant to purchase up to 200,000 shares of common stock at an exercise price of $1.25 per share. In connection with such sale, the Company issued to an accredited investor a five year warrant to purchase up to 33,333 shares of common stock at an exercise price of $.90 per share as part of the compensation owed to such investor for its services as placement agent.

         (c) On December 5, 2003, for an aggregate purchase price of $225,000, the Company sold to an accredited investor 300,000 shares of common stock and a three year warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.25 per share.

         (d) On December 8, 2003, for an aggregate purchase price of $75,000, the Company sold to an accredited investor 100,000 shares of common stock and a three year warrant to purchase up to 30,000 shares of common stock at an exercise price of $1.25 per share.

         (e) On December 8, 2003, as compensation for services, the Company issued to an accredited investor a three year warrant to purchase up to 2,400 shares of common stock at an exercise price of $1.25.

Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of the Company's shareholders was held on December 18, 2003.

         (b) At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 18,256,979 shares in favor, with 20,776 shares against, 7,788 shares abstaining, and no shares represented by broker nonvotes.

         (c) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

                    Nominee                 Number of Votes          Number of Votes Against     Number of Votes Abstained
                    -------                 ---------------          -----------------------     -------------------------
                                                  For
                                                  ---
                    David C. Carlson          18,277,943                        0                          7,600
                    Ismail Kurdi              18,277,943                        0                          7,600
                    Justin M. MacIntosh       18,268,967                      8,976                        7,600
                    James L. Mandel           18,277,943                        0                          7,600
                    Alan M. Missroon, Jr.     18,268,967                      8,976                        7,600
                    Gary P. Smaby             18,277,943                        0                          7,600


         (d) A 500,000 share increase in the number of shares reserved for grant under the Company's 1996 Stock Option Plan was approved by a vote of 13,479,014 shares in favor, with 510,497 shares against, 9,638 shares abstaining and no shares represented by broker nonvotes.

         (f) The selection of Virchow, Krause & Company, LLP, as the Company's independent auditors for the current fiscal year was approved by a vote of 18,270,105 shares in favor, with 4,400 shares against, 11,038 shares abstaining and no shares represented by broker nonvotes.

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

                                        CORVU CORPORATION


Date:  February 12, 2004                By /s/ David C. Carlson
                                           --------------------------------
                                           David C. Carlson
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

31.1     Certification of CEO Pursuant to Section 302 of  Sarbanes-Oxley  Act of
         2002

31.2     Certification of CFO Pursuant to Section 302 of  Sarbanes-Oxley  Act of
         2002

32.1     Certification of CEO Pursuant to Section 906 of  Sarbanes-Oxley  Act of
         2002

32.2     Certification of CFO Pursuant to Section 906 of  Sarbanes-Oxley  Act of
         2002