Form 10QSB
period 2004-03-31
CORVU CORP
filed 2004-05-11
CIK 1103341

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


                  CLASS: COMMON STOCK, PAR VALUE $.01 PER SHARE
               OUTSTANDING SHARES AS OF APRIL 30, 2004: 23,970,274

================================================================================

                                CORVU CORPORATION
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets March 31, 2004 (Unaudited) and June 30, 2003

      Consolidated Statements of Cash Flows (Unaudited) Nine Month Periods Ended March 31, 2004 and 2003

      Consolidated Statements of Operations (Unaudited) Three and Nine Month Periods Ended March 31, 2004 and 2003

      Notes to Unaudited Consolidated Financial Statements For the Three and None Month Periods Ended March 31, 2004 and 2003

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

      Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                               MARCH 31,       JUNE 30,
                                                                                 2004            2003
                                                                             ------------    ------------
                                                                              (UNAUDITED)     (AUDITED)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                  $    326,063         643,346
  Trade accounts receivable, net of allowance for doubtful
    accounts of $190,000 and $183,000, respectively                             4,372,883       3,294,193
  Deferred income taxes                                                         1,137,000       1,137,000
  Prepaid expenses and other                                                      412,315         346,490
                                                                             ------------    ------------
     Total current assets                                                       6,248,261       5,421,029
Furniture, fixtures and equipment, net                                            160,211         161,381
Deferred income taxes                                                           1,478,000       1,478,000
                                                                             ------------    ------------
                                                                             $  7,886,472       7,060,410
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Line of credit                                                             $    300,000         250,000
  Accounts payable                                                              1,883,839       1,061,768
  Accrued compensation and related costs                                        2,012,616       1,973,304
  Deferred revenue                                                              4,884,534       4,438,724
  Accrued interest                                                                 92,203         168,664
  Other accrued expenses                                                          936,459         853,999
                                                                             ------------    ------------
     Total current liabilities                                                 10,109,651       8,746,459
                                                                             ------------    ------------
Notes payable-stockholder                                                         634,584         685,767
                                                                             ------------    ------------

Stockholders' deficit:
  Undesignated, 24,000,000 shares
  Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued and
    outstanding                                                                        --              --
  Common stock, $0.01 par value; 75,000,000 shares
    authorized; 23,957,607 and 22,753,029 shares issued
    and outstanding                                                               239,576         227,474
  Additional paid-in capital                                                   18,024,189      16,886,375
  Stock subscription receivable                                                        --        (324,000)
  Accumulated deficit                                                         (20,172,220)    (18,509,486)
  Deferred compensation                                                           (23,616)       (131,250)
  Foreign currency translation adjustment                                        (925,692)       (520,929)
                                                                             ------------    ------------
     Total stockholders' deficit                                               (2,857,763)     (2,371,816)
                                                                             ------------    ------------
     Total liabilities and stockholders' deficit                             $  7,886,472       7,060,410
                                                                             ============    ============

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                Nine Month Periods Ended March 31, 2004 and 2003

                                                                   2004           2003
                                                               -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                            $ (1,508,73)     1,586,658
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                   103,089         52,764
    Warrants and stock options vested                              138,654         64,194
    Changes in operating assets and liabilities:
     Trade accounts receivable, net                               (978,690)       158,677
     Deferred income taxes                                              --       (708,000)
     Prepaid expenses and other                                    (65,825)       (25,029)
     Accounts payable                                              572,071       (941,381)
     Accrued compensation and related costs                        135,021       (469,070)
     Deferred revenue                                              345,810        805,527
     Accrued interest                                              (76,461)        88,737
     Other accrued expenses                                         31,276        (61,679)
                                                               -----------    -----------
       Net cash provided by (used in) operating activities      (1,303,788)       551,398
                                                               -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                            (101,919)      (116,175)
                                                               -----------    -----------
       Net cash used in investing activities                      (101,919)      (116,175)
                                                               -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of common stock, net                        1,396,667        100,995
  Exercise of employee stock options                                46,229             --
  Redemption of preferred stock                                         --         (2,340)
  Repurchase of common stock                                      (154,000)            --
  Payments on notes payable-stockholder                           (210,605)            --
  Increase in line of credit                                        50,000             --
                                                               -----------    -----------
       Net cash provided by financing activities                 1,128,291         98,655
Effect of exchange rate changes on cash                            (39,867)        26,285
                                                               -----------    -----------
       Net increase (decrease) in cash and cash equivalents       (317,283)       560,163
Cash and cash equivalents at beginning of period                   643,346        279,176
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   326,063        839,339
                                                               ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the period for interest                       $   142,258             --
Cash paid during the period for taxes                               43,869             --
                                                               ===========    ===========

Non-cash investing and financing activities:
Common stock issued for (cancellation of) stock subscription
  receivable                                                   $  (324,000)       324,000
Cashless exercise of stock warrants                                     --          4,888
                                                               ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

           Three and Nine Month Periods Ended March 31, 2004 and 2003

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                  ----------------------------    ----------------------------
                                    MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                      2004            2003            2004            2003
                                  ------------    ------------    ------------    ------------

Revenues:
  Software and license fees       $  1,947,935         961,155       5,126,554       5,733,054
  Maintenance fees                   1,630,643       1,204,614       4,081,665       3,175,740
  Consulting and other                 894,931       1,007,071       2,796,851       2,600,488
                                  ------------    ------------    ------------    ------------

    Total revenues                   4,473,509       3,172,840      12,005,070      11,509,282
                                  ------------    ------------    ------------    ------------
Operating costs and expenses:
  Cost of maintenance,
    consulting, and other              902,967         745,341       2,569,536       2,300,093
  Product development                  464,785         325,241       1,358,552         935,835
  Sales and marketing                2,190,074       1,438,159       5,934,629       4,255,417
  General and administrative         1,228,769       1,034,736       3,595,985       3,077,480
                                  ------------    ------------    ------------    ------------
    Total operating costs and
     expenses                        4,786,595       3,543,477      13,458,702      10,568,825
                                  ------------    ------------    ------------    ------------

    Operating income (loss)           (313,086)       (370,637)     (1,453,632)        940,457

Interest expense, net                  (13,433)        (11,580)        (55,101)        (61,799)
                                  ------------    ------------    ------------    ------------

    Income (loss) before income
     taxes                            (326,519)       (382,217)     (1,508,733)        878,658

Benefit from income taxes                   --              --              --         708,000
                                  ------------    ------------    ------------    ------------

    Net income (loss)             $   (326,519)       (382,217)     (1,508,733)      1,586,658
                                  ============    ============    ============    ============

Net income (loss) per common
  share--basic                    $      (0.01)          (0.02)          (0.07)           0.07
Weighted average shares
  outstanding--basic                23,631,776      22,694,554      22,785,381      22,030,901
Net income (loss) per common
  share--diluted                  $      (0.01)          (0.02)          (0.07)           0.07
Weighted average shares
  outstanding--diluted              23,631,776      22,694,554      22,785,381      22,809,208

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                       CORVU CORPORATION AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR
                        THE THREE AND NINE MONTH PERIODS
                          ENDED MARCH 31, 2004 AND 2003

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

      Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

--------------------------------------------------------------------------------

      (B)   NET INCOME (LOSS) PER COMMON SHARE

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted for the nine month period ended March 31, 2003 includes 778,307 shares of dilutive securities. Dilutive common equivalent shares have not been included in the computation of diluted net loss per common share for the three month period and nine month periods ended March 31, 2004 and for the three month period ended March 31, 2003 because their inclusion would be anti-dilutive.

      Following is a reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended March 31, 2004 and 2003, respectively:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 MARCH 31,                      MARCH 31,
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
      Net income (loss)                                $   (326,519)       (382,217)     (1,508,733)      1,586,658

      Weighted average shares                            23,631,776      22,694,554      22,785,381      22,030,901
        outstanding

      Net income (loss) per common
        share-- basic                                  $      (0.01)          (0.02)          (0.07)           0.07

      Net income (loss) per common share -- diluted:

      Net income (loss)                                $   (326,519)       (382,217)     (1,508,733)      1,586,658

      Weighted average shares                            23,631,776      22,694,554      22,785,381      22,030,901
        outstanding

      Common stock equivalents                                    0               0               0         778,307

      Weighted average shares and                        23,631,776      22,694,554      22,785,381      22,809,208
        potential diluted shares
        outstanding

      Net income (loss) per common
        share -- Diluted                               $      (0.01)          (0.02)          (0.07)           0.07

      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

--------------------------------------------------------------------------------

      Options and warrants to purchase 7,859,890 shares of common stock with a weighted average exercise price of $1.40 were outstanding at March 31, 2004 but were excluded from the computation of common share equivalents for the three and nine months ended March 31, 2004 because their exercise prices were greater than the average market price of the common shares. Options and warrants to purchase 4,187,077 shares of common stock with a weighted average exercise price of $2.25 were outstanding at March 31, 2003 but were excluded from the computation of common share equivalents for the nine months ended March 31, 2003 because their exercise prices were greater than the average market price of the common shares. All options and warrants outstanding at March 31, 2003 were excluded from the computation of common share equivalents for the three months ended March 31, 2003 as they were anti-dilutive.

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

      Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             MARCH 31,                   MARCH 31,
                                                    --------------------------  --------------------------
                                                        2004          2003           2004          2003
                                                    ------------  ------------  -------------  -----------
      Net income (loss):
        As reported                                 $  (326,519)     (382,217)    (1,508,733)    1,586,658
        Pro forma                                      (585,707)     (468,658)    (1,871,750)    1,281,289
      Basic net income (loss) per common share:
        As reported                                       (0.01)        (0.02)         (0.07)         0.07
        Pro forma                                         (0.02)        (0.02)         (0.08)         0.06
      Diluted net income (loss) per common share:
        As reported                                       (0.01)        (0.02)         (0.07)         0.07
        Pro forma                                         (0.02)        (0.02)         (0.08)         0.06
      Stock based compensation:
        As reported                                      30,150             0        138,654        17,385
        Pro forma                                       259,188        86,441        363,017       305,369

      In determining the compensation cost of options granted during the three and nine months ended March 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                              MARCH 31,                 MARCH 31,
                                      ------------------------   ------------------------
                                          2004        2003           2004        2003
                                      ----------- ------------   ----------- ------------
       Risk-free interest rate        2.625-3.25%        4.00%   2.625-3.25%        4.00%
       Expected life of options
         granted                       5-7 years      7 years     5-7 years      7 years
       Expected volatility                   122%         188%          122%         188%
       Expected dividend yield                 0%           0%            0%           0%

--------------------------------------------------------------------------------

(3)   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) and its components consist of the following:

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                   --------------------------    --------------------------
                                    MARCH 31,      MARCH 31,       MARCH 31,     MARCH 31,
                                       2004           2003           2004           2003
                                   -----------    -----------    -----------    -----------
      Net income (loss)            $  (326,519)      (382,217)    (1,508,733)   $ 1,586,658
      Other comprehensive loss:
      Foreign currency
        translation adjustment         (96,637)      (265,009)      (404,763)      (398,644)
                                   -----------    -----------    -----------    -----------
      Comprehensive income (loss   $  (423,156)   $  (647,226)   $(1,913,496)   $ 1,188,014
                                   ===========    ===========    ===========    ===========

(4)   INCOME TAXES

      Through June 30, 2003, the Company has U.S. net operating loss carryforwards of approximately $5,462,000. The net operating loss carryforwards expire in the years 2010 through 2021. The Company recorded a deferred tax asset of $2,615,000 as of June 30, 2003. Previous to that time, the Company fully reserved the deferred tax asset due to the uncertainty of its use in future periods. The Company continues to evaluate the deferred tax asset and will record a valuation allowance accordingly.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(5)   NOTES PAYABLE- STOCKHOLDER

      The Company has received interest-bearing advances from a stockholder under short-term notes. The notes bear interest at 8.5% and mature on December 31, 2006, with the right to demand payment after March 31, 2005. The notes are collateralized by substantially all of the assets of the Company. Interest expense was $14,221 and $15,393 for the three month periods ended March 31, 2004 and 2003, respectively and was $46,859 and $44,846 for the nine month periods ended March 31, 2004 and 2003, respectively.

(6)   LINE OF CREDIT

      In April 2003, the Company entered into a one-year revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carries an interest rate based on the prime rate plus 2% (6.0% at March 31, 2004), is collateralized by the assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company. The amount outstanding as of March 31, 2004 and June 30, 2003 was $300,000 and $250,000, respectively, which is included in the accompanying consolidated balance sheets. Interest expense was $4,720 and $10,972 for the three and nine month periods ended March 31, 2004, respectively, which is included in interest expense in the accompanying consolidated statements of operations. In April 2004, the term of the line of credit agreement was extended to June 2004.

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

(9)   SALE OF COMMON STOCK

      During the nine month period ended March 31, 2004, the Company sold 2,100,001 shares of common stock at a price of $0.75 per share to several accredited investors under a private placement, the proceeds of which totaled approximately $1.4 million, net of associated expenses. In connection therewith, the Company issued three year warrants to the investors which allows them to purchase a total of 630,000 shares of common stock at a price of $1.25 per share. In addition, the Company issued five year warrants in exchange for services performed in connection with the private placement for a total of 69,066 shares of common stock at prices ranging from $.90-$1.25 per share.

--------------------------------------------------------------------------------

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

            FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2004
                              VERSUS MARCH 31, 2003

REVENUES:

Total revenue increased 41% and 4% for the three and nine month periods ended March 31, 2004, respectively, compared to the same periods a year ago.

Software revenues increased $986,780 (103%) and decreased $606,500 (11%) for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year. In addition, software revenues increased in the three month period ended March 31, 2004 over the previous quarter (December 31, 2003) by $163,722 (9%). Increases for the three month period ended March 31, 2004 when compared to the comparable period ended March 31, 2003, as well as the three month period ended December 31, 2003 shows the improvement in sales performance due in part to improved performance by our new sales team and due to improved conditions as it relates to corporate spending on business software.

Maintenance revenues increased $426,029 (35%) and $905,925 (29%) for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year. These results reflect continued improvement of maintenance contract renewals and collections.

Consulting and other revenues decreased $112,140 (11%) and increased $196,363 (8%), for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year. Performance in the Americas region has decreased $188,088 (49%) and $143,593 (15%) for the three and nine month periods ended March 31, 2004, respectively, when compared to the same periods last year due to reduced demand for services. Revenues in other regions have improved by 22% and 19% for the Asia-Pacific region and the UK/Europe region, respectively, due to continued utilization of our professional services personnel required to service the increased demand for consulting and training services.

OPERATING COSTS AND EXPENSES:

Operating expenses increased $1,243,118 (35%) and $2,889,877 (27%) for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses increased $157,626 (21%) and $269,443 (12%) for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year due to continued demand for our consulting and training services.

Product development costs increased $139,544 (43%) and $422,717 (45%) for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year. Development staffing has increased by 11% (2 positions) as we continue to further enhance and improve our product offerings, as well as develop new products like our budgeting and financial consolidation module. We have reclassified certain overhead expenses to this category that had previously been categorized elsewhere.

Sales and marketing expenses increased $751,915 (52%) and $1,679,212 (39%) for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year. These increases are the result of a 28% increase in sales positions (an increase of 10 positions), primarily in the U.S. region. In addition, other increases have occurred in sales related expenses, such as travel expenses, and in marketing expenses, due to our increased activities in business shows and performance management and balanced scorecard seminars.

General and administrative expenses increased $194,033 (19%) and $518,505 (17%) for the three and nine month periods ended March 31, 2004, respectively, from the same periods last year. Increases in insurance costs and investor relations activities, including non-cash charges for warrants issued for services of approximately $139,000, have contributed to these increases.

--------------------------------------------------------------------------------

INTEREST EXPENSE, NET:

Interest expense, net increased $1,853 (16%) and decreased $6,698 (11%) for the three and nine month periods ended March 31, 2004, respectively, compared to the same periods last year.

BENEFIT FROM INCOME TAXES:

For the nine month period ended March 31, 2003, the Company recorded a deferred tax asset of $708,000. In previous periods, the Company had fully reserved the deferred tax asset due to the uncertainty of its use in future periods. For the three and nine month periods ended March 31, 2004, even though the Company has incurred net losses in those periods, the Company still expects to have positive financial performance over the next twelve months. The Company continues to evaluate the deferred tax asset and will record a valuation allowance accordingly.

NET INCOME (LOSS):

CorVu Corporation reported net losses of $326,519 and $1,508,733 for the three and nine month periods ended March 31, 2004, respectively, compared to net loss of $382,217 and net income of $1,586,658 for the three and nine month periods ended March 31, 2003, respectively. Results for the nine month period ended March 31, 2003 includes a benefit for income taxes related to a deferred tax asset of $708,000 which represents the value of its accumulated net operating losses that will be utilized in future periods to offset federal and state income taxes, due to the Company's anticipated positive financial performance. For the three and nine month periods ended March 31, 2004, even though the Company has incurred net losses, the Company still expects to have positive financial performance over the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased by $317,283 during the nine month period ended March 31, 2004 from $643,346 as of June 30, 2003 to $326,063 as of March 31, 2004. Net cash used by operating activities was $1,303,788 for the nine month period ended March 31, 2004. Net cash used in investing activities was $101,919, reflecting the acquisition of capital assets during the period. Net cash provided by financing activities was $1,128,291 for the nine month period ended March 31, 2004, primarily the result of proceeds from the sale of
2.0 million shares of common stock to accredited investors under a private placement that raised approximately $1.4 million, net of expenses. In addition, we repurchased shares of our common stock for $154,000, paid $211,000 of notes payable-stockholder and increased borrowings under our line of credit by $50,000.

During the nine month period ended March 31, 2004, the Company has generated consolidated revenues of approximately $12.0 million and incurred a net loss of approximately $1.5 million. Management intends to continue to increase revenues from software licenses and other revenue sources, and to carefully manage operating costs. Management believes these activities will generate sufficient cash flows to sustain CorVu's operations for at least the next twelve months.

--------------------------------------------------------------------------------

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

ITEM 3      CONTROLS AND PROCEDURES

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

--------------------------------------------------------------------------------

                                     PART II
                                OTHER INFORMATION

      Item 1. Legal Proceedings.

      See Item 3 of Part II of Form 10-KSB for the year ended June 30, 2003.

      Item 2. Changes in Securities and Use of Proceeds.

      In March 2004, for an aggregate purchase price of $225,000, the Company sold to an accredited investor a total of 300,000 shares of common stock at a price of $0.75 per share and a three year warrant to purchase up to 90,000 shares of common stock at an exercise price of $1.25 per share.

      Item 3. Default Upon Senior Securities.

      None

--------------------------------------------------------------------------------

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

                                                CORVU CORPORATION


Date:  May 10, 2004                          By    /s/ David C. Carlson
                                                ------------------------------
                                                       David C. Carlson
                                                       Chief Financial Officer

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit
Number      Description

31.1        Certification of CEO Pursuant to Section 302 of
            Sarbanes-Oxley Act of 2002

31.2        Certification of CFO Pursuant to Section 302 of
            Sarbanes-Oxley Act of 2002

32.1        Certification of CEO Pursuant to Section 906 of
            Sarbanes-Oxley Act of 2002

32.2        Certification of CFO Pursuant to Section 906 of
            Sarbanes-Oxley Act of 2002