Form 10KSB
period 2004-06-30
CORVU CORP
filed 2004-10-08
CIK 1103341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $16,157,663.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of August 31, 2004 was approximately $5,076,000 based upon the closing price of the Registrant's Common Stock on such date.

There were 23,970,268 shares of Common Stock outstanding as of August 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting to be held on December 9, 2004 are incorporated by reference into Items 9, 10, 11, 12 and 14 of Part III.

Transitional Small Business Disclosure Format (check one). YES |_| NO |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We are a holding company that develops and sells business performance management software products and related professional services through our subsidiaries:
CorVu North America, Inc. (incorporated in Minnesota, responsible for North and South America); CorVu Plc (incorporated in England, responsible for United Kingdom/Europe), CorVu Australasia Pty. Ltd. (incorporated in Australia, responsible for the Australian-Pacific region), CorVu Software Marketing, Inc. (incorporated in Minnesota), and CorVu Latin America, Inc. (incorporated in Minnesota, currently inactive). CorVu Plc has one subsidiary, CorVu Nordic AB, incorporated under the laws of Sweden. CorVu Software Marketing, Inc. has one subsidiary, CorVu Software, Ltd., incorporated under the laws of England.

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

BUSINESS OF ISSUER

(i)   Our Principal Products and Services

CorVu is a provider of performance management software products.

Performance management software is designed to manage and monitor business performance in order to help businesses drive profitable growth. The unique CorVu solution is a purpose-built application for tying performance metrics, initiatives, resources and risks to strategic objectives. It combines the two key technology components necessary for driving breakthrough performance, a Strategic Management System and performance metrics. The Strategic Management System manages the key business processes that impact strategy execution, including objective management, initiative management, resource management, risk management and incentive management. CorVu's Strategic Management System consists of four integrated modules designed from the ground up for managing business performance across the enterprise. The performance metrics component is a robust business intelligence platform for automated data exchange, reporting and analysis. It automates the exchange of data from any source, including ERP systems, CRM systems, legacy systems, data warehouses and spreadsheets.

We generate revenues in three areas: (1) sale and licensing of our software products; (2) consulting and training services (we refer to these services as "professional services"); and (3) maintenance agreements entered into in connection with the sale and licensing of our products.

OUR PRODUCTS

We intend to start shipping CorVu 5 to all eligible customers in late September. Customers who have licensed previous versions of CorVu products and who have active maintenance agreements receive the CorVu 5 version at no additional charge.

CorStrategy(TM) is the foundational module of the CorVu 5 Strategic Management System. With comprehensive capabilities, including interactive scorecards, strategy maps, briefing books, dashboards, and out-of-the-box reports and views, CorStrategy(TM) ties performance metrics and initiatives to strategic objectives. Designed to be configured to an organization's unique needs, it can be quickly deployed and easily scaled to meet expanded requirements.

CorPlanning(TM) enables organizations to plan and budget in the context of strategic objectives and initiatives. It can be quickly deployed and easily configured to an organization's specific needs. With CorPlanning(TM), organizations can discuss resource plans, readily create standard financial reports, and make decisions within a strategic context. An integrated component of CorVu 5, it can also be used as a stand-alone application.

CorRisk(TM) monitors and manages the threats and obstacles to achieving the organization's goals and objectives. Another integrated component of CorVu 5, CorRisk(TM) enables companies to mitigate risks, ensure regulatory compliance, and enforce corporate governance.

CorIncentive(TM), an integrated component of CorVu 5, links employee performance results, appraisals, reviews, and variable compensation to corporate goals.

CorBusiness(TM) is a powerful business intelligence platform with rich capabilities for reporting, graphical analysis, data access, KPI alerts, OLAP, and management dashboards. A critical component of CorVu 5, CorBusiness(TM) provides rapid access to data from any source and custom reporting capabilities.

CorVu's client (desktop) products are available for Windows 95, 98, 2000, and XP; Windows NT; and Linux. CorVu's server products are available on Windows NT, UNIX, and Linux. All pricing is based upon the number of users licensed under the agreement with the respective customer.

SERVICES

CorVu's Professional Services team is dedicated to providing a complete performance management solution for every customer and CorVu's proven RapidROI Methodology is designed to empower customers to maximize the return on their CorVu software investment. The RapidROI methodology leverages years of collective project experience with CorVu solutions for a wide variety of industries, business requirements, and technical environments.

CorVu's Professional Services team partners with each customer to build quality performance management solutions via three main service functions:

1)    Training Services
CorVu offers a comprehensive array of `hands-on' courses designed to equip both business and technical users with the skills necessary to grow the overall solution. CorVu's professional course instructors deliver both on-site training and public training at various CorVu locations around the globe. All CorVu courses are designed to give students `hands-on' experience in building their CorVu solution.

In  addition  to  the  various   technical   training  required  by  application
administrators, solution developers and system integrators, CorVu also recommends business user training which can be easily customized using any customer's own applications and to meet specific customer needs. CorVu also offers Mentoring Workshops to reinforce classroom learning within a customer's own environment. There are many `best practice' techniques - born from years of experience and many customer projects - which our customers can learn from CorVu consultants. Customers can choose from a list of topics, or CorVu can suggest topics that have achieved the greatest impact for other customers with similar business needs.

2)    Consulting Services
CorVu's experienced consultants provide expertise and experience to ensure customers meet their business solution objectives and maximize their return on the CorVu software investment. Consulting Services are available to benefit both new and long-standing customers. CorVu's highly skilled consultants have strong business awareness, exceptional technical skills, and professional project management experience.

For new customers, CorVu consultants use CorVu's RapidROI metholodogy to implement the CorVu software solutions within the customer's organization to quickly deliver a return on their CorVu software investment.

For existing customers, CorVu's consultants offer:

      o     Fast delivery of new applications or other deliverables

      o     Optimization of existing CorVu applications

      o     Mentoring and knowledge transfer for customer personnel

      o Advisement on any specific technical matters, business issues or project matters

      o Best Practices Reviews to investigate and recommend opportunities for more effective usage of the CorVu solution

3)    Help Desk Services
Phone, email, and web support is provided to customers for quick product questions, issue management, and enhancement requests for future product direction

MAINTENANCE AGREEMENTS
CorVu provides support services to customers with a "Software Maintenance Agreement." Such customers are entitled to new versions of CorVu software, Help Desk support services and online support services.

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

(ii)  Market Analysis for CorVu's Products and Services

Key market forces -- regulatory, competitive and economic -- are converging to cause companies to look to technology to drive profitable growth and improve corporate visibility. As a result, performance management software has emerged as one of the fastest growing markets in the technology sector. There are numerous variants of the name - Enterprise Performance Management (EPM), Corporate Performance Management (CPM), and Business Performance Management
(BPM) - used by industry analysts and vendors. Gartner defines CPM as "the methodologies, metrics, processes, and systems used to monitor and manage the business performance of an enterprise."

Analysts predict that the worldwide financial/Business Performance Management market will increase to $2.1 billion in 2008 with an 11.2 percent compound annual growth rate (CAGR) for the period from 2003 through 2008. Based on these predictions the Company assumes that companies will continue to look to performance management technology to not only increase revenue but to increase visibility and accountability as well. The Company, therefore, believes that the market demand for its performance management software should continue to grow.

(iii) Distribution of our Products and Services

CorVu  products and services  are sold  through our  subsidiaries'  direct sales
offices  and  through  "Value  Added  Resellers,"  distributors,   and  alliance
partners.

Direct Sales Offices
Our North American subsidiary has direct sales offices in Atlanta, Dallas, Washington D.C. and Minneapolis. In Europe, the CorVu sales office is located in London. Sales offices for the CorVu Asia-Pacific region have been established in Sydney, Melbourne, Canberra, and in Shanghai, China. Direct sales activities are concentrated on Global 1000 accounts.

Value Added Resellers (VARs)
Our VARs are software companies with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label CorVu products. Current VARs offer CorVu products into a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources. Under the typical agreement between a VAR and one of our subsidiaries, the VAR receives the non-exclusive license to sell the software products specified in the agreement and to grant sublicenses for the use of such software to users of the VAR's applications. The license fees paid by a VAR are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice. Any of the parties may terminate the agreement without giving any reason by written notice 90 days prior to the termination date. A typical VAR agreement would have a three-year term.

Distributors
CorVu distributors are companies that sell technology into geographic regions where CorVu has no physical presence. Currently, distributors are in several global locations, including Argentina, Brazil, Chile, Colombia, Mexico, Peru, Scotland, Wales, Germany, Sweden, Saudi Arabia, Belgium, Bulgaria, Croatia, Denmark, France, Ireland, Italy, Netherlands, Norway, Poland, Spain, Saudi Arabia, South Africa, India and China. Our subsidiaries typically grant to distributors the non-exclusive license to sell the software products specified in the distributor agreement and to grant sublicenses for the use of such software. The fees a distributor pays are a percentage of our standard license fee for the use of our software and may be increased at our discretion upon 30 days prior written notice. The agreement may be entered into for a five-year term; termination usually requires cause such as nonperformance.

Alliance Partners
CorVu Alliance Partners are companies that provide both technology and management consulting and implementation services, but typically do not actually sell software. Recommending CorVu products as a service to their clients, they often greatly influence corporate sales. Alliance Partners maintain no financial relationship with CorVu in that they do not receive fees in exchange for their recommendations. The Partners benefit from such recommendations because CorVu will, if the occasion arises, refer management consulting services to them.

Historically, approximately 30% of our annual license revenues have been received through distributors and VARs.

(iv)  Competition

The performance management market is an emerging market experiencing rapid growth. Competition is entering the space from various market segments. Primary competition comes from three basic types of vendors - Enterprise Resource Planning (ERP) vendors, Business Intelligence (BI)/Analytic Application vendors that offer product suites, and Point Solution providers that focus on a narrow segment of performance management, such as budgeting or scorecarding. This competition includes companies such as Cognos, Business Objects, Hyperion, SAP, Oracle, Peoplesoft, Geac, SAS, Cartesis, OutlookSoft, PB Views, and Applix.

CorVu specializes exclusively in performance management software. The CorVu solution is a purpose-built application that was built from the ground-up for managing all performance management business processes and supports all popular management methodologies, including Balanced Scorecard and Six Sigma. As a purpose-built application, it offers "buy vs. build" advantages, such as rapid implementation, reduced total cost of ownership, and low risk.

(vi)  Our Customers

Our customers include leaders from a variety of industries, including manufacturing, financial services, government, retail, hospitality and pharmaceuticals. While our customers employ CorVu's solution in a variety of ways - from daily operational reporting and analysis to robust performance management systems - they share our vision of driving breakthrough performance. The CorVu customer base boasts the largest performance management deployment in the world, the most Balanced Scorecard Hall of Fame winners, and numerous reference customers that have achieved breakthrough results.

The most revenue that any single customer or partner has contributed to CorVu on an annual basis is about 8%. In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a few years after that order. The additional orders typically have been either (a) the addition of users for new projects, departments, divisions etc. within a given customer, or
(b) the purchase of new products as these become available. Repeat business accounts for approximately 50% of our annual license revenues.

(vii) Intellectual Property

Due to the length of the patent application procedure on one hand and the necessity to continually develop and improve our software products on the other hand, we have not sought patent protection for any of our products.


We have a number of registrations and pending applications for our trademarks, including U.S. registrations for the trademarks CORBUSINESS, CORMANAGE,
CORSTRATEGY,  CORVU,  MANAGING  BUSINESS  PERFORMANCE  and  RAPIDSCORECARD;   an
Australian registration for CORVU YOUR WINDOW INTO THE FUTURE and Design; Colombian and Venezuelan registrations for CORVU MANAGING BUSINESS PERFORMANCE and Design; U.S. applications to register the trademark HYPERVU; U.S., Australian, European Union and United Kingdom applications for DRIVING BREAKTHROUGH PERFORMANCE; and a Mexican application to register CORVU MANAGING BUSINESS PERFORMANCE and Design. Typically trademark registrations worldwide have a duration of ten years with the possibility of an indefinite number of ten year renewals.


The computer code underlying our software is protected by copyright.

Contracts  under which we license the use and/or  sale of our  products  include
confidentiality   clauses  to  protect  our  products  and  any  information  in connection with them as trade secrets.

(viii) Research and Development Activities

In fiscal 2003, we spent $1,353,056 on research and development activities, and in fiscal 2004, a total of $1,843,265. None of these costs was borne directly by any customer. We expect to continue to maintain our high level of investment in R&D activities consistent with our fiscal year 2004 expense.

(ix)  Our Employees

As of June 30, 2004, we employed 116 people in our Company and our subsidiaries around the world. Forty-two of these employees worked in Sales and Marketing, 30 provided professional services such as training and general product assistance, 24 worked in product development and 20 provided general administrative and help-desk support services. All of our employees are working full-time. No employees are represented by a labor union and we consider our relations with employees to be good.

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

The major regional centers of our subsidiaries are located in Sydney (Australia) and London (England). Total monthly rental payments for the Sydney office amount to about $23,000 and for the London office to approximately $15,000 in U.S. dollars. These amounts are subject to variations due to the applicable exchange rates. The lease agreements vary concerning terms and conditions, and are subject to the applicable local law.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                    PART II.

ITEM 5. MARKET  FOR  COMMON   EQUITY,   RELATED  STOCKHOLDER  MATTERS  AND SMALL
        BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol CRVU.OB. Quotations in the following table are based on information provided by IDD Information Services, Tradeline(r) on Lexis(R). The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                          COMMON STOCK
                                                ------------------------------
FISCAL QUARTER ENDED                               HIGH BID       LOW BID
------------------------------------------------------------------------------
September 30, 2002                                $     .42      $     .17
December 31, 2002                                 $     .87      $     .16
March 31, 2003                                    $     .60      $     .37
June 30, 2003                                     $     .96      $     .28

September 30, 2003                                $    1.14      $     .65
December 31, 2003                                 $    1.20      $     .70
March 31, 2004                                    $    1.20      $     .58
June 30, 2004                                     $    1.29      $     .58



As of August 31, 2004, we had approximately 185 shareholders of record. We have never paid cash dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.

The following table provides information as of June 30, 2004 about the Company's equity compensation plans.


                                                                                        NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES TO        WEIGHTED AVERAGE        AVAILABLE FOR FUTURE ISSUANCE UNDER
                               BE ISSUED UPON EXERCISE       EXERCISE PRICE OF             EQUITY COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                   COLUMN (A))
                             ---------------------------- -------------------------  --------------------------------------
                                         (A)                          (B)                          (C)
                             ---------------------------- -------------------------  --------------------------------------
Equity compensation plans
   approved by security
   holders...............               4,074,876                    $ 0.98                           425,124

Equity compensation plans
   not approved by
   security holders*.....               2,375,640                    $ 1.74                               -0-

Total                                   6,450,516                    $ 1.26                           425,124


* Includes individual compensation agreements with employees domiciled in the U.S. and outside the U.S. as well as agreements with certain vendors issued in exchange for goods and services rendered.


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

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 104. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Our specific revenue recognition policies are as follows:

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

Accounting for Income Taxes. The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing tax assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Any changes in the projections of future taxable income may change the deferred asset amount expected to be realized.

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

FISCAL YEAR ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003

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

Total revenue increased by $440,362 (3%) from $15,717,301 for the year ended June 30, 2003 to $16,157,663 for the year ended June 30, 2004.

Software and license fee revenues decreased $675,852 (9%) from $7,489,542 in 2003 to $6,813,690 in 2004. Results were substantially impacted by the decision made in early 2004 to overhaul and upgrade our sales teams across the world, from both a management and salesperson perspective. During 2004, we (1) hired a new Vice President of Sales for the Americas region in early Q1 of 2004 who then installed a regional sales management team and completely overhauled the sales team by hiring a total of 18 sales and technical pre-sales personnel, (2) moved an experienced and proven CorVu Sales Director from the Asia-Pacific region to the UK/European region in Q3 of 2004 to completely overhaul the sales process and personnel and (3) hired an experienced software sales manager in Q3 of 2004 to head-up the Asia-Pacific sales team. In total, we hired a total of 34 new sales and marketing people during 2004. Because of the lead time required to properly train the new people plus the time required to build a sales pipeline and to work through a sales cycle that extends anywhere from 3-9 months, a significant number of the new people did not significantly contribute to our revenues for the year. We are expecting the new sales team to significantly improve our software and license fee revenues in 2005.

Maintenance fees increased $1,006,946 (22%) from $4,565,341 in 2003 to $5,572,287 in 2004 due to an increasing customer base and strong renewals of existing contracts. We would expect to continue to show revenue growth in this area, although at a more moderate growth rate, in 2005.

Consulting and other revenues increased $109,268 (3%) from $3,662,418 in 2003 to $3,771,686 in 2004 due to a continued strong demand for our consulting, implementation and training services. As software and license fee revenues increase into 2005, we would expect revenues in this area to increase also.

OPERATING EXPENSES:

Operating expenses increased by $3,642,419 (25%) from $14,572,433 for the year ended June 30, 2003 to $18,214,852 for the year ended June 30, 2004.

Cost of consulting and other services increased $234,570 (7%) from $3,130,587 in 2003 to $3,365,157 in 2004. Staffing levels remained consistent during the year with the increase in expenses caused primarily by salary increases and cost of living adjustments. As the demand for consulting services increases (along with increased software and license sales), we may have a need to increase our staffing levels in the future.

Product development costs increased $490,290 (36%) from $1,353,056 in 2003 to $1,843,265 in 2004. We continue to maintain our high level of investment in this area in our effort to keep improving our products. Staffing levels in this area were increased by four positions during the year as we continue to focus on new product initiatives, including our new budgeting and financial consolidation module.

Sales and marketing expenses increased $2,402,973 (41%) from $5,932,406 in 2003 to $8,335,379 in 2004. As stated under license fee revenues above, we have increased staffing in this area by 33%. We have also significantly increased our marketing activities to aggressively increase market awareness and to improve lead generation. This included the hiring of a Vice President of Marketing with world-wide responsibilities in Q3 of 2004. In addition, two additional marketing professionals were added to the staff. We would expect this expense to continue to increase into 2005 but at a much lower rate of growth.

General and administrative expenses increased $514,667 (12%) from $4,156,384 in 2003 to $4,671,051 in 2004. Increases were experienced in executive travel costs, legal and professional fees, office rent for the new corporate offices in Sydney, Australia and currency fluctuations.

INTEREST EXPENSE, NET:

Interest expense, net decreased $5,472 (7%) from $76,940 in 2003 to $71,468 in 2004. Reduced levels of interest bearing debt resulted in these savings.

BENEFIT FROM INCOME TAXES:

For the year ended June 30, 2003, a deferred tax asset of $2,615,000 was recorded, which represents a portion of the value of accumulated net operating losses that will be utilized in future periods to offset federal and state
income  tax   liabilities   that  result  from  continued   positive   financial
performance.

NET INCOME (LOSS):

CorVu Corporation incurred a net loss of $2,128,657 and generated net income of $3,682,928 for the years ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased by $494,871 from $643,346 as of June 30, 2003 to $148,475 as of June 30, 2004.

Net cash used in operating activities was $1,391,923 for the year ended June 30, 2004, reflecting the net loss incurred for 2004. Net cash used in investing activities was $235,647 for the year ended June 30, 2004 reflecting the acquisition of capital assets. Net cash provided by financing activities was $1,147,811 for the year ended June 30, 2004. Proceeds from the sale of common stock and the exercise of stock options accounted for $1,445,789 and, the Company had net borrowings under its line of credit facility of $50,000 during 2004. In addition, the Company repurchased approximately 1.1 million shares of its common stock for $154,000 and repaid approximately $194,000 of a note payable- stockholder during 2004.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2004, the Company generated an operating loss of $2,057,189. As of June 30, 2004, the Company had an accumulated deficit of $20,792,143 and total stockholders' deficit of $3,257,719.


Management expects revenues to improve as sales and marketing initiatives commenced within the last twelve months allows the Company to more effectively sell its products and services. In the event these initiatives do not materialize at the expected rates, management would seek additional financing through private equity placements or would conserve cash by reducing operating expenses. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations. We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations at June 30, 2004, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in Thousands):

                                          1 YEAR      1-3        OVER
                                TOTAL     OR LESS    YEARS      3 YEARS
                               ------     -------    ------     -------
Operating leases .........     $2,895     $   930    $1,723     $   242
Note payable-stockholder..        601          --       601          --
Line of credit ...........        300         300        --          --
                               ------     -------    ------     -------
Total ....................     $3,796     $ 1,230    $2,324     $   242
                               ------     -------    ------     -------



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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES
                        Consolidated Financial Statements
                             June 30, 2004 and 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders, Board of Directors, and Audit Committee
CorVu Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of CorVu Corporation and Subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and Subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP
Minneapolis, Minnesota
September 8, 2004

                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003


                                                          2004             2003
                                                      ------------    ------------
                                        ASSETS

Current assets:
   Cash and cash equivalents ......................   $    148,475    $    643,346
   Trade accounts receivable, net of allowance for
    doubtful accounts of $112,000 and $183,000,
     respectively .................................      4,207,058       3,294,193
   Deferred income taxes ..........................        727,000       1,137,000
   Prepaid expenses ...............................        209,777         279,156
   Other current assets ...........................         75,607          67,334
                                                      ------------    ------------
        Total current assets ......................      5,367,917       5,421,029
                                                      ------------    ------------
Furniture, fixtures, and equipment ................        725,744         556,301
   Less accumulated depreciation ..................       (463,125)       (394,920)
                                                      ------------    ------------
        Net furniture, fixtures and equipment .....        262,619         161,381

Other assets:

   Deferred income taxes ..........................      1,888,000       1,478,000
                                                      ------------    ------------
                                                      $  7,518,536    $  7,060,410
                                                      ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Line of credit .................................   $    300,000    $    250,000
   Accounts payable ...............................      1,489,123       1,061,768
   Accrued compensation and related costs .........      2,425,730       1,973,304
   Deferred revenue ...............................      4,948,118       4,438,724
   Accrued interest ...............................        100,534         168,664
   Other accrued expenses .........................        911,966         853,999
                                                      ------------    ------------
        Total current liabilities .................     10,175,471       8,746,459

Notes payable - stockholder .......................        600,784         685,767
                                                      ------------    ------------
        Total liabilities .........................     10,776,255       9,432,226
                                                      ------------    ------------

Stockholders' deficit:

   Undesignated capital stock, 24,000,000 shares
    at June 30, 2004 and 2003, none issued ........             --              --
   Series A convertible preferred stock, $10 par
     value:
     1,000,000 shares authorized; none issued and
      outstanding at June 30, 2004 and 2003,
      respectively ................................             --              --
   Common stock, $0.01 par value; 75,000,000
    shares authorized;
     23,970,268 and 22,753,029 shares issued and
       outstanding at June 30, 2004 and 2003,
       respectively ...............................        239,703         227,474
   Additional paid-in capital .....................     18,026,955      16,886,375
   Stock subscription receivable ..................             --        (324,000)
   Accumulated deficit ............................    (20,792,143)    (18,509,486)
   Deferred compensation ..........................        (23,616)       (131,250)
   Accumulated other comprehensive loss ...........       (708,618)       (520,929)
                                                      ------------    ------------
        Total stockholders' deficit ...............     (3,257,719)     (2,371,816)
                                                      ------------    ------------
        Commitments (Notes 4, 6, and 14)

        Total liabilities and stockholders' deficit   $  7,518,536    $  7,060,410
                                                      ============    ============


See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years ended June 30, 2004 and 2003

                                                     2004               2003
                                                 ------------      ------------
Revenues:

   Software and license fees ...............     $  6,813,690      $  7,489,542
   Maintenance fees ........................        5,572,287         4,565,341
   Consulting and other ....................        3,771,686         3,662,418
                                                 ------------      ------------
        Total revenues .....................       16,157,663        15,717,301
                                                 ------------      ------------

Operating costs and expenses:
   Cost of consulting and other services....        3,365,157         3,130,587
   Product development .....................        1,843,265         1,353,056
   Sales and marketing .....................        8,335,379         5,932,406
   General and administrative ..............        4,671,051         4,156,384
                                                 ------------      ------------
        Total operating costs and expenses .       18,214,852        14,572,433
                                                 ------------      ------------

        Operating income (loss).............       (2,057,189)        1,144,868
Interest expense, net ......................          (71,468)          (76,940)
                                                 ------------      ------------
        Income (loss) before income taxes ..       (2,128,657)        1,067,928
Benefit from income taxes ..................               --         2,615,000
                                                 ------------      ------------
        Net income (loss)...................     $ (2,128,657)     $  3,682,928
                                                 ============      ============

Net income (loss)per common share--basic....     $      (0.09)     $       0.17
Weighted average shares outstanding--basic...      23,079,416        22,197,804
Net income (loss) per common share--diluted      $      (0.09)     $       0.16
Weighted average shares outstanding--diluted       23,079,416        22,872,374


See accompanying notes to consolidated financial statements.

                                                CORVU CORPORATION AND SUBSIDIARIES
                                         Consolidated Statements of Stockholders' Deficit
                                                Years ended June 30, 2004 and 2003


                                                      PREFERRED STOCK                COMMON STOCK                 ADDITIONAL
                                                 ------------------------     -----------------------------        PAID-IN
                                                    SHARES      AMOUNT          SHARES          AMOUNT              CAPITAL
                                                 ----------  ------------     -------------  --------------    --------------
Balance, June 30, 2002                                  200  $      2,000        20,730,835  $      207,252    $   16,223,744
    Comprehensive income:
        Net income                                       --            --                --              --                --
        Foreign currency translation adjustment          --            --                --              --                --
    Comprehensive income                                 --            --                --              --                --
    Preferred stock dividends                            --            --                --              --                --
    Preferred stock redemption                         (200)       (2,000)               --              --                --
    Exercise of stock options                            --            --            66,734             667            18,992
    Exercise of stock warrants                           --            --           488,792           4,888            (4,888)
    Non-cash transactions related to equity
        transactions (Note 4)                            --            --                --              --           239,194
    Issuance of common stock                             --            --         1,466,668          14,667           409,333
                                                 ----------  ------------     -------------  --------------    --------------
Balance, June 30, 2003                                   --            --        22,753,029         227,474        16,886,375

Comprehensive loss:

        Net loss                                         --            --                --              --                --
        Foreign currency translation adjustment          --            --                --              --                --
    Comprehensive loss                                   --            --                --              --                --
    Repurchase of common stock                           --            --        (1,087,097)        (10,871)         (313,129)
    Exercise of stock options                            --            --           204,335           2,044            47,078
    Non-cash transactions related to equity
        transactions (Note 4)                            --            --                --              --            31,020
    Issuance of common stock                             --            --         2,100,001          21,056         1,375,611
                                                 ----------  ------------     -------------  --------------    --------------
Balance, June 30, 2004                                   --  $         --        23,970,268  $      239,703    $   18,026,955
                                                 ==========  ============     =============  ==============    ==============


                                                                                                ACCUMULATED
                                                    STOCK                                          OTHER           TOTAL
                                                 SUBSCRIPTION  ACCUMULATED      DEFERRED       COMPREHENSIVE    STOCKHOLDERS'
                                                  RECEIVABLE     DEFICIT      COMPENSATION     INCOME (LOSS)      DEFICIT
                                                 ------------  ------------  -------------    --------------    -------------
Balance, June 30, 2002                           $         --  $(22,191,944) $          --    $      140,942    $  (5,618,006)
    Comprehensive income:
        Net income                                         --     3,682,928             --                --        3,682,928
        Foreign currency translation adjustment            --            --             --          (661,871)        (661,871)
                                                                                                                -------------
    Comprehensive income                                   --            --             --                --        3,021,057
    Preferred stock dividends                              --          (130)            --                --             (130)
    Preferred stock redemption                             --          (340)            --                --           (2,340)
    Exercise of stock options                              --            --             --                --           19,659
    Exercise of stock warrants                             --            --             --                --               --
    Non-cash transactions related to equity
        transactions (Note 4)                              --            --       (131,250)               --          107,944
    Issuance of common stock                         (324,000)           --             --                --          100,000
                                                 ------------  ------------  -------------    --------------    -------------
Balance, June 30, 2003                               (324,000)  (18,509,486)      (131,250)         (520,929)      (2,371,816)

Comprehensive loss:
        Net loss                                           --    (2,128,657)            --                --       (2,128,657)
        Foreign currency translation adjustment            --            --             --          (187,689)        (187,689)
                                                                                                                -------------
    Comprehensive loss                                     --            --             --                --       (2,316,346)
    Repurchase of common stock                        324,000      (154,000)            --                --         (154,000)
    Exercise of stock options                              --            --             --                --           49,122
    Non-cash transactions related to equity
        transactions (Note 4)                              --            --        107,634                --          138,654
    Issuance of common stock                               --            --             --                --        1,396,667
                                                 ------------  ------------  -------------    --------------    -------------
Balance, June 30, 2004                           $         --  $(20,792,143) $     (23,616)   $     (708,618)   $  (3,257,719)
                                                 ============  ============  =============    ==============    =============



See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2004 and 2003

                                                         2004           2003
                                                     -----------    -----------
Cash flows from operating activities:

   Net income (loss) ..............................  $(2,128,657)   $ 3,682,928
   Adjustments to reconcile net income (loss) to
    net cash provided in (used by) operating
     activities:
     Depreciation .................................      134,409         77,401
     Warrants and stock options vested ............      138,654        107,944
       Deferred income taxes ......................           --     (2,615,000)
     Changes in operating assets and liabilities:
        Trade accounts receivable, net ............   (1,312,865)      (598,335)
        Prepaid expenses ..........................       69,379       (125,093)
        Other current assets ......................       (8,273)       (23,546)
        Accounts payable ..........................      527,355     (1,175,204)
        Accrued compensation and related costs ....      502,426       (754,189)
        Deferred revenue ..........................      559,394      1,366,395
        Accrued interest ..........................      (68,130)        95,432
        Other accrued expenses ....................      194,385         28,784
                                                     -----------    -----------
          Net cash provided (used) in operating
           activities .............................   (1,391,923)        67,517
                                                     -----------    -----------

Cash flows from investing activities:

   Capital expenditures ...........................     (235,647)      (138,842)
                                                     -----------    -----------
          Net cash used in investing activities ...     (235,647)      (138,842)
                                                     -----------    -----------

Cash flows from financing activities:

   Borrowings on line of credit ...................       50,000        250,000
   Repayment of notes payable- stockholder ........     (193,978)            --
   Net proceeds from sale of common stock .........    1,396,667        100,000
   Exercise of stock options ......................       49,122         19,659
   Repurchase of common stock .....................     (154,000)            --
   Redemption of preferred stock ..................           --         (2,340)
                                                     -----------    -----------
          Net cash provided by financing activities    1,147,811        367,319
Effect of exchange rate changes on cash ...........      (15,112)        68,176
                                                     -----------    -----------
          Net increase (decrease) in cash and cash
           equivalents ............................     (494,871)       364,170
Cash and cash equivalents at beginning of year ....      643,346        279,176
                                                     -----------    -----------
Cash and cash equivalents at end of year ..........  $   148,475    $   643,346
                                                     ===========    ===========

Supplemental cash flow disclosures:

Cash paid during the year for interest ............  $   149,628    $    81,071
Non-cash investing and financing activities:
Common stock issued for stock subscription
   receivable .....................................  $        --    $   324,000
Cancellation of stock subscription and exercise of
   stock option ...................................     (324,000)            --
Cashless exercise of stock warrants ...............           --          4,888


See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   REVENUE RECOGNITION

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 101, "Revenue Recognition in Financial Statements", as amended by SAB 104.

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

(B)   RESEARCH AND DEVELOPMENT

Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company's software research and development costs primarily relate to software development during the period prior to technological feasibility and are expensed as incurred. During fiscal 2004 and 2003, no software development costs were capitalized.

(C)   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in stockholders' deficit resulting from other than stockholder investments and distributions. Accumulated other comprehensive loss in the consolidated statements of stockholders' deficit is solely comprised of the accumulated foreign currency translation adjustment.

Comprehensive income (loss) and its components consist of the following for the year ended June 30:

                                   2004           2003
                               -----------    -----------
Net income (loss)...........   $(2,128,657)     3,682,928
Other comprehensive
 income (loss):
Foreign currency translation
   adjustment ..............      (187,689)      (661,871)
                               -----------    -----------
Comprehensive income (loss).   $(2,316,346)   $ 3,021,057
                               -----------    -----------



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

Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations in the period they occur.

(E)   NET INCOME (LOSS) PER COMMON SHARE

Basic net income  (loss) per common  share is computed  by  dividing  net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 674,570 shares of dilutive securities for the year ended June 30, 2003. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the year ended June 30, 2004 because their inclusion would be anti-dilutive.

Following is a reconciliation of basic and diluted net income (loss) per common share for the years ended June 30:

                                              2004          2003
                                           ----------    ----------
Net income (loss)                         $(2,128,657)    3,682,928

Weighted average shares outstanding        23,079,416    22,197,804

Net income (loss) per common share-Basic  $     (0.09)         0.17

Net income Loss) per common share -Diluted:

Net income (loss)                         $(2,128,657)    3,682,928

Weighted average shares outstanding        23,079,416    22,197,804

Common stock equivalents                           --       674,570

Weighted average shares and potential
   diluted shares outstanding              23,079,416    22,872,374

Net income (loss)per common share-Diluted $     (0.09)         0.16



The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 4,145,575 shares of common stock with a weighted average exercise price of $2.25 were outstanding at June 30, 2003, but were excluded from the computation of common share equivalents for the year ended June 30, 2003 because their exercise prices were greater than the average market price of the common shares. All options and warrants outstanding at June 30, 2004 were excluded from the computation of common share equivalents for the year ended June 30, 2004 because their inclusion would be anti-dilutive. The number of anti-dilutive shares at June 30, 2004 is 8,068,223.

(F)   STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", using the Black Scholes pricing method. The Company has adopted the disclosure only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation".

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts for the years ended June 30:

                                                 2004              2003
                                             ------------      -----------
Net income (loss):
   As reported                               $ (2,128,657)     $ 3,682,928
   Pro forma                                   (2,594,805)       3,490,070

Basic net income (loss) per common share:
   As reported                                      (0.09)            0.17
   Pro forma                                        (0.11)            0.16

Diluted net income (loss) per common share:
   As reported                                      (0.09)            0.16
   Pro forma                                        (0.11)            0.15

Stock based compensation:
   As reported                                     34,604          107,944
   Pro forma                                      466,148          192,858


In determining the compensation cost of options granted during years ended June 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                 2004             2003
                                             ------------     ------------
Risk-free interest rate                       2.625-4.000%     2.625-4.375%
Expected life of options granted                  7 years          7 years
Expected volatility                                   122%              84%
Expected dividend yield                                 0%               0%


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

(K)   FURNITURE, FIXTURES AND EQUIPMENT, NET

Furniture, fixtures and equipment consists of property, equipment, furniture and computers and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets that generally range from three to seven years. Depreciation expense was $134,409 and $77,401 for the years ended June 30, 2004 and 2003, respectively.

(L)   ADVERTISING COSTS

Advertising   costs  are  expensed  as  incurred.   Advertising   costs  totaled
approximately $130,000 and $68,000 for the years ended June 30, 2004 and 2003, respectively.

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

(N)   IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF

Long-lived  assets  and  certain  identifiable   intangibles  are  reviewed  for
impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not record any impairment charges for the years ended June 30, 2004 and 2003.

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

(3)   LIQUIDITY

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2004, the Company generated an operating loss of $2,057,189. As of June 30, 2004, the Company had an accumulated deficit of $20,792,143 and total stockholders' deficit of $3,257,719.

Management expects revenues to improve as sales and marketing initiatives commenced within the last twelve months allows the Company to more effectively sell its products and services. In the event these initiatives do not materialize at the expected rates, management would seek additional financing through private equity placements or would conserve cash by reducing operating expenses. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

(4)   STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company's 1996 Stock Option Plan (the Plan) provides for the issuance of up to an aggregate of 4,500,000 shares of common stock to employees, directors, and consultants. The Plan provides for the issuance of incentive and nonqualified stock options.

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

Under SFAS No. 123 Accounting for Stock-Based Compensation, the weighted average estimated fair value of stock options granted at exercise price equal to market price of grant date during 2004 and 2003 was $0.75 and $0.35 per share, respectively.

The activity for the Plan is summarized as follows:

                                                               WEIGHTED-
                                                                AVERAGE
                                                               EXERCISE
                                                                 PRICE
                                               OPTIONS         PER SHARE
                                             ------------     ----------
Outstanding at June 30, 2002 ............       3,330,003     $     1.19
   Granted ..............................         397,000           0.45
   Exercised ............................         (66,734)          0.29
   Forfeited.............................        (259,143)          0.98
                                             ------------     ----------
Outstanding at June 30, 2003 ............       3,401,126     $     1.13
   Granted ..............................       1,485,750           0.85
   Exercised ............................        (204,335)          0.24
   Forfeited.............................        (607,665)          1.68
                                             ------------     ----------
Outstanding at June 30, 2004.............       4,074,876     $     0.98
                                             ============     ==========
Options exercisable at June 30, 2003.....       2,804,472     $     1.29
                                             ============     ==========
Options exercisable at June 30, 2004.....       2,921,043     $     1.07
                                             ============     ==========


At June 30, 2004 and 2003, the weighted average remaining contractual life of outstanding options was 4.5 and 4.0 years, respectively.

During fiscal 2004, the Company issued five year stock options, valued at $58,220 using the Black Scholes pricing model, to purchase up to an aggregate of 80,000 shares of common stock at prices ranging from $0.82-$1.10 per share to directors in exchange for services. Of this amount, $34,604 has been included in the consolidated statement of operations for the year ended June 30, 2004, with the remaining $23,616 included in deferred compensation in the consolidated balance sheet as of June 30, 2004.

During fiscal 2003, the Company issued five year stock options, valued at $17,385 using the Black Scholes pricing model, to purchase up to an aggregate of 50,000 shares of common stock at a prices of $0.39 per share to directors in exchange for services. This amount was included in the consolidated statement of operations for the year ended June 30, 2003.

Options activity outside the Plan is summarized as follows:

                                                               WEIGHTED-
                                                                AVERAGE
                                                               EXERCISE
                                                                 PRICE
                                                OPTIONS        PER SHARE
                                             ------------     ----------
Outstanding at June 30, 2002 ............       1,366,877     $     1.69
   Granted ..............................              --             --
   Exercised ............................              --             --
   Forfeited.............................         (17,438)          1.78
                                             ------------     ----------
Outstanding at June 30, 2003 ............       1,349,439     $     1.69
   Granted ..............................           4,500           1.78
   Exercised ............................              --             --
   Forfeited.............................         (27,000)          2.41
                                             ------------     ----------
Outstanding at June 30, 2004.............       1,326,939     $     1.67
                                             ============     ==========
Options exercisable at June 30, 2003.....       1,349,439     $     1.69
                                             ============     ==========
Options exercisable at June 30, 2004.....       1,326,939     $     1.67
                                             ============     ==========


At June 30, 2004 and 2003, the weighted average remaining contractual life of outstanding options was 2.0 and 3.0 years, respectively.

The following tables summarize information about stock options outstanding as of June 30, 2004:


                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 -------------------------------------------- ---------------------------
                              WEIGHTED-AVERAGE     WEIGHTED-                   WEIGHTED-
                                  REMAINING         AVERAGE                     AVERAGE
EXERCISE           NUMBER        CONTRACTUAL       EXERCISE     NUMBER         EXERCISE
PRICES           OUTSTANDING        LIFE             PRICE    EXERCISABLE        PRICE
--------------   -----------  ----------------   ------------ -----------   -------------
   $ 0.08-0.12       266,000               4.0   $       0.12     266,000   $        0.12
     0.14-0.20       227,000               3.7           0.19     227,000            0.19
     0.24-0.35       557,000               3.9           0.27     524,000            0.27
     0.38-0.42       418,000               4.8           0.40     304,667            0.40
     0.58-0.85     1,005,000               6.2           0.72     357,500            0.75
     0.90-1.33     1,775,875               3.7           1.21   1,415,875            1.26
     1.50-1.78       242,064               2.0           1.77     242,064            1.77
     2.50-3.00       886,876               1.7           2.67     886,876            2.67
     7.00             24,000               2.7           7.00      24,000            7.00
--------------   -----------  ----------------   ------------ -----------   -------------
   $ 0.08-7.00     5,401,815               3.9   $       1.15   4,247,982   $        1.26
==============   ===========  ================   ============ ===========   =============

WARRANTS ISSUED TO THIRD PARTIES

During fiscal 2004, the Company issued three and five year warrants to purchase up to an aggregate of 699,066 shares of common stock at prices ranging from $0.90-$1.25 per share to various investors and a broker under a private placement which expire through November 2008. The warrants were issued in connection with the sale of 2,100,001 shares of common stock at a price of $0.75 per share, the proceeds of which totaled approximately $1.4 million, net of associated expenses of approximately $55,000.

During fiscal 2003, the Company issued two warrants to purchase up to 300,000 shares of common stock each (total 600,000 shares) at $0.37 per share to a vendor. The warrants are exercisable 50% upon issuance and 50% on November 16, 2003, through May 2008. One warrant was issued in exchange for investor relations services and the other was issued in exchange for capital raising activities. The fair value of the warrants at the date of grant was estimated to be approximately $175,000 using the Black-Scholes pricing model, with a total of $43,750 expensed in the 2003 consolidated statement of operations. Of the remaining amount of $131,250, which was included as deferred compensation in the 2003 balance sheet, $43,750 was expensed in the 2004 consolidated statement of operations and $87,500 relating to capital raising activities offset additional paid-in capital. The following assumptions were used to calculate the expense: dividend yield of 0%; expected volatility of 84%; risk-free interest rate of 2.62%; and an expected life of five years.

As of June 30, 2004, warrants to purchase a total of 2,666,408 shares of common stock were outstanding at exercise prices ranging from $0.15-$7.00 per share, expiring through November 2008.

Information regarding the Company's warrants is summarized below:

                                                                WEIGHTED-
                                                                AVERAGE
                                                                EXERCISE
                                                               PRICE PER
                                                  NUMBER         SHARE
                                              ------------    -----------
Outstanding at June 30, 2002 .............       1,852,760    $      2.04
   Granted ...............................         733,332           0.34
   Exercised .............................        (506,250)          0.01
   Forfeited..............................        (112,500)          1.04
                                              -------------   -----------
Outstanding at June 30, 2003 .............       1,967,342    $      1.98
   Granted ...............................         699,066           1.22
   Exercised .............................              --             --
   Forfeited..............................              --             --
                                              ------------    -----------
Outstanding at June 30, 2004..............       2,666,408    $      1.78
                                              ============    ===========

(5)   INCOME TAXES

The Company has incurred cumulative net operating losses since inception. Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate as follows for the years ended June 30:

                                                         2004        2003
                                                       --------    --------
Federal statutory tax rate benefits.................      (34.0)%      34.0%
State tax, net of federal benefit...................       (4.0)        2.0
Reduction of net operating losses...................         --       100.0
Provision (benefits) related to foreign operations..       18.3        (5.5)
Change in valuation allowance.......................       31.4      (377.6)
Permanent differences and other.....................      (11.7)        2.2%
                                                       --------    --------
Effective tax rate..................................         -- %    (244.9)%
                                                       ========    ========


The Company has recorded a valuation allowance as follows at June 30 (in thousands):

                                                         2004        2003
                                                       --------    --------
Deferred income tax assets:
   Foreign net operating loss carryforwards.........   $  2,811    $  2,376
   U.S. and state net operating loss carryforwards
    and credits......................................     2,351       2,066
   Miscellaneous reserves and accruals..............        286         337
                                                       --------    --------
        Total gross deferred tax assets.............      5,448       4,779
Less: Valuation allowance...........................     (2,833)     (2,164)
                                                       --------    --------
        Net deferred income tax assets..............   $  2,615    $  2,615
                                                       ========    ========


The majority of the valuation allowance relates to the U.K. net deferred asset and the uncertainty of realizing the related benefits.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, during 2003, the Company recorded a deferred tax asset of $2,615,000. A valuation allowance has been provided for the remaining deferred tax assets related to certain foreign net operating loss carryforwards as of June 30, 2004. The change in valuation allowance was $669,000 and $4,033,000 for the years ended June 30, 2004 and 2003, respectively.

As of June 30, 2004, the Company has reported U.S. net Federal and State operating loss carryforwards of approximately $6,100,000 and $2,800,000, respectively. The net operating loss carryforwards expire in the years 2010 through 2024.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(6) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The  Company  leases  certain  facilities  and  equipment  under   noncancelable
operating leases that expire at various dates through 2009. Future minimum lease commitments under these operating leases are as follows:

YEAR ENDING JUNE 30:
--------------------
2005................................    $    930,000
2006................................         670,000
2007................................         603,000
2008................................         450,000
2009................................         242,000
                                        ------------
                                        $  2,895,000
                                        ============


Rent expense under operating leases for the years ended June 30, 2004 and 2003 was $1,155,000 and $915,000, respectively.

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

(7)   NOTES PAYABLE - STOCKHOLDER

The Company has received interest-bearing advances from a stockholder under term notes. The notes bear interest at 8.5% per annum and expire December 31, 2006 with the right to demand payment on or after September 30, 2005. The notes are collateralized by substantially all the assets of the Company. Balances due under these notes were approximately $601,000 and $686,000 as of June 30, 2004 and 2003, respectively plus accrued interest of approximately $100,000 and $81,000, as of June 30, 2004 and 2003, respectively. These amounts have been included in accrued interest in the accompanying consolidated balance sheets. Interest expense was approximately $58,000 and $62,000 for the years ended June 30, 2004 and 2003, respectively. These notes are subordinated to the lines of credit discussed in Notes 8 and 15.

(8)   LINE OF CREDIT

In April 2003, the Company entered into a one-year revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carries an interest rate based on the prime rate plus 2% (6.25% at June 30, 2004) and is collateralized by the assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company. The amount outstanding as of June 30, 2004 and 2003 was $300,000 and $250,000, respectively, which is included in the accompanying consolidated balance sheets. Interest expense for the years ended June 30, 2004 and 2003 was approximately $14,000 and $500, respectively, which is included in interest expense in the accompanying consolidated statements of operations. In April 2004, the due date of the line of credit was extended to July 2004. Subsequent to June 30, 2004, the line of credit was repaid and replaced by another credit facility (See Note 15-Subsequent Event).

(9)   INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS:

The Company operates predominantly in one industry segment, being the design, development, support and marketing of its proprietary management software solutions. The geographic distributions of the Company's revenue and long-lived assets are summarized in the following table:

                                         YEAR ENDED JUNE 30,
                                  ------------------------------
                                        2004            2003
                                  --------------    ------------
Total Revenues:
   United States...............   $    6,096,000       6,080,000
   Australia...................        5,724,000       5,316,000
   United Kingdom..............        4,338,000       4,321,000
                                  --------------    ------------
                                  $   16,158,000      15,717,000
                                  ==============    ============


Long-Lived Assets:
   United States...............   $      109,000         100,000
   Australia...................           47,000          26,000
   United Kingdom..............          107,000          35,000
                                  --------------    ------------
                                  $      263,000         161,000
                                  ==============    ============


(10)  PREFERRED STOCK

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

(11)  PROFIT SHARING AND 401(K) RETIREMENT PLAN

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code that covers employees meeting certain eligibility requirements. Any employer contributions are discretionary. There were no Company contributions for the years ended June 30, 2004 and 2003.

(12)  CONSULTING AGREEMENT

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

On July 1, 2003, the Company entered into a restructuring agreement with GlobalNet pursuant to which GlobalNet ceased to provide monthly consulting services to the Company. As part of the restructuring agreement, the Principal of GlobalNet who was serving as the Company's Chairman of the Board resigned from that position effective July 31, 2003. In addition, the Company repurchased 560,000 shares of the Company's common stock that was previously held by GlobalNet for a price of $0.27 per share by canceling $151,200 of the promissory note that existed between the two parties and adjusting the balance of the note to $172,800 (See Note 13).

(13)  STOCK PURCHASE

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

On September 15, 2003, under separate agreements, the Company exercised its option to repurchase 440,000 shares at a price of $0.62 per share from GlobalNet by reducing the principal balance of the promissory note held by $118,800 and agreeing to make cash payments totaling $154,000. In addition, for the remaining 200,000 shares of common stock held by GlobalNet, the Company converted those shares into 112,903 fully paid shares by reducing the remaining principal balance under the promissory note ($54,000) to zero (See Note 12).

(14)  SALE OF COMMON STOCK

During the year ended June 30, 2004, the Company sold 2,100,001 shares of common stock at a price of $0.75 per share to several accredited investors under a private placement, the proceeds of which totaled approximately $1.4 million, net of associated expenses. In connection therewith, the Company issued three year warrants to the investors which allows them to purchase a total of 630,000 shares of common stock at a price of $1.25 per share. In addition, the Company issued five year warrants in exchange for services performed in connection with the private placement for a total of 69,066 shares of common stock at prices ranging from $.90-$1.25 per share.

(15)  SUBSEQUENT EVENT

In July 2004, the Company entered into a one-year financing agreement with a bank that provides financing based on eligible receivables up to a maximum amount of $800,000. The financing agreement carries an interest rate based on the prime rate plus 2% and is collateralized by substantially all assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company. In addition, the Company will pay an additional fee equal to 0.5% per month of the outstanding balance on each financed receivable. The financing agreement also called for an up-front loan fee equal to 1% of the maximum facility. In connection with this agreement, the Company issued a seven year warrant to purchase up to 38,867 shares of common stock at a price of $0.6175 per share that expires in July 2011. The fair value of the warrants at the date of grant were estimated to be approximately $21,000 using the Black-Scholes pricing model, which will be charged to operations on a straight-line basis over the term of the facility. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.625%; and an expected life of seven years. Proceeds of this facility were used to retire the line of credit as described in Note 8.

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

ITEM 8B. OTHER INFORMATION

All information required to be reported on a Form 8-K has been reported on a Form 8-K.

                                    PART III

ITEM 9.  DIRECTORS, AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to the sections labeled "Election of Directors", "Section 16(a) Reporting Compliance" and "Code of Ethics" that appear in the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section labeled "Executive Compensation" that appears in the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The information required by this item is incorporated by reference to the section labeled "Principal Shareholders and Management Shareholdings" that appears in the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled Certain Relationships and Related Transactions that appears in the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

See  "Exhibit  Index"  immediately  following  the  signature  page of this Form
10-KSB.

(a)   Reports on Form 8-K.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section labeled "Ratification of Selection of Independent Auditors" that appears in the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CORVU CORPORATION

Dated:  October 8, 2004                         By: /s/ Justin M. MacIntosh
                                                  ------------------------------
                                                  Justin M. MacIntosh
                                                  Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                                                 DATE
----------------------------------------------------------    ------------------
/s/ Justin M. MacIntosh
----------------------------------------------------------
Justin M. MacIntosh, President and Chief Executive Officer     October 8, 2004
(principal executive officer)

/s/ David C. Carlson
----------------------------------------------------------
David C. Carlson, Chief Financial Officer and Director         October 8, 2004
(principal financial and accounting officer)

/s/ Ismail Kurdi
----------------------------------------------------------
Ismail Kurdi, Director                                         October 8, 2004

/s/ James L. Mandel
----------------------------------------------------------
James L. Mandel, Chairman of the Board                         October 8, 2004

/s/ Gary Smaby
----------------------------------------------------------
Gary Smaby, Director                                           October 8, 2004

/s/ Daniel Fishback
----------------------------------------------------------
Daniel Fishback, Director                                      October 8, 2004

                                CORVU CORPORATION
                                EXHIBIT INDEX FOR
                 FORM 10-KSB FOR FISCAL YEAR ENDED JUNE 30, 2004


EXHIBIT
NUMBER                                     DESCRIPTION
---------         --------------------------------------------------------------
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

EXHIBIT
NUMBER                                     DESCRIPTION
---------         --------------------------------------------------------------
   10.7           Lease Agreement between United Properties  Investment LLC. and
                  CorVu  Corporation  for  premises  at 3400 West  66th  Street,
                  Edina, Minnesota-incorporated by reference to Exhibit 10.7 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2002, File No. 000-29299

   10.8 Underlease between Michael John Haynes, Raymond John Evans, Terrance Guy Hawker and CorVu PLC and CorVu Corporation for premises at Craven House, 40 Uxbridge Road, London W5--incorporated by reference to Exhibit 10.9 to Registrant's Form 10-SB, File No. 000-29299

   10.9 Loan Agreement between CorVu Australasia Pty Ltd, CorVu North America, Inc., CorVu PLC and Integral Business Finance Pty. Limited--incorporated by reference to Exhibit 10.10 to Registrant's Form 10-SB, File No. 000-29299

   10.10 Specific and Floating Charge / Deed of Charge between CorVu Australasia Pty Ltd. and Integral Business Finance Pty.
                  Limited--incorporated by reference to Exhibit 10.11 to Registrant's Form 10-SB, File No. 000-29299

   10.11 Letter Agreement between CorVu Corporation and Jon Adams Financial Co., L.L.P., dated 12 May, 1999, as amended October 27, 1999--incorporated by reference to Exhibit 10.12 to Registrant's Form 10-SB, File No. 000-29299

   10.12 Bridge Loan Agreement dated as of November 15, 1999 between CorVu Corporation and Gildea Management Company - The Network Funds, including Subordinated Unsecured Convertible Promissory Note for $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of November 15, 1999--incorporated by reference to Exhibit 10.13 to Registrant's Form 10-SB, File No. 000-29299

   10.13 Bridge Loan Agreement dated as of November 15, 1999 between CorVu Corporation and Calton, Inc., including Subordinated Unsecured Convertible Promissory Note for $250,000, and Warrant for up to 250,000 Shares of Common Stock of CorVu Corporation, both as of November 15, 1999--incorporated by reference to Exhibit 10.14 to Registrant's Form 10-SB, File No. 000-29299

   10.14* CorVu Corporation 1996 Stock Option Plan, as amended through November 30, 1999 and approved by the shareholders at their meeting on January 13, 2000--incorporated by reference to
                  Exhibit 10.15 to Registrant's Form 10-SB, File No. 000-29299

   10.15* Minnesota American, Inc. 1993 Stock Incentive Plan as amended and approved by the shareholders at their meeting on January 30, 1996--incorporated by reference to Exhibit 10.16 to Registrant's Form 10-SB, File No. 000-29299

EXHIBIT
NUMBER                                     DESCRIPTION
---------         --------------------------------------------------------------
   10.16*         Amendment to Employment  Agreement  between CorVu  Corporation and Justin MacIntosh, dated January 1, 2001--incorporated by reference to Exhibit 10.16 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2001, File No. 000-29299

   10.17 Letter Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC-incorporated by reference to Exhibit 10.7 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2002, File No. 000-29299

   10.18 Stock Purchase Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC--incorporated by reference to Exhibit A to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

   10.19 Amendment dated September 3, 2002 to Stock Purchase Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC--incorporated by reference to Exhibit B to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

   10.20 Secured Promissory Note dated September 3, 2002 in the principal amount of $324,000 from GlobalNet Venture Partners, LLC to CorVu Corporation--incorporated by reference to Exhibit C to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

   10.21 Pledge Agreement dated September 3, 2002 between GlobalNet Venture Partners, LLC and CorVu Corporation-incorporated by reference to Exhibit D to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

   10.22*         Amendment  No.  2  to  Employment   Agreement   between  CorVu
                  Corporation and Justin MacIntosh, dated February 28, 2003

   10.23*         Amendment  No.  3  to  Employment   Agreement   between  CorVu
                  Corporation and Justin MacIntosh, dated December 18, 2003**

   10.24 Commercial Lease between Perpetual Trustee Company Limited and CorVu Australia Pty. Ltd., dated March 1, 2004, for premises Suite 1, Level 8, Tower A, Zenith Centre, 801 Pacific Highway, Chatswood, NSW**

   21             Subsidiaries of CorVu Corporation

   23 Consent of Independent Registered Public Accounting Firm Virchow, Krause & Company, LLP

   24             Power of Attorney  (contained  on Signature  Page of this Form
                  10-KSB)

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

o Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

o     ** Filed herewith