Form 10QSB
period 2004-09-30
CORVU CORP
filed 2004-11-12
CIK 1103341

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2004

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


                  Class: Common Stock, par value $.01 per share
              Outstanding shares as of October 31, 2004: 23,970,268

                                                     CorVu Corporation
                                                   Index to Form 10-QSB

PART I FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Consolidated Balance Sheets September 30, 2004 (Unaudited) and June 30, 2004

       Consolidated Statements of Cash Flows (Unaudited) Three Month Periods Ended September 30, 2004 and 2003

       Consolidated Statements of Operations (Unaudited) Three Month Periods Ended September 30, 2004 and 2003

       Notes to Unaudited Consolidated Financial Statements For the Three Month Periods Ended September 30, 2004 and 2003

       Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

    Item 3.  Controls and Procedures

PART II OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3.  Default Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits

SIGNATURES

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                   September 30,     June 30,
                                                                                       2004            2004
                                                                                   ------------    ------------
                                                                                    (Unaudited)      (Audited)
                                     Assets

Current assets:
   Cash and cash equivalents                                                       $    455,592         148,475
   Trade accounts receivable, net of allowance for doubtful accounts of $114,000
     and $112,000, respectively                                                       2,640,612       4,207,058
   Deferred income taxes                                                                727,000         727,000
   Prepaid expenses and other                                                           348,336         285,384
                                                                                   ------------    ------------
        Total current assets                                                          4,171,540       5,367,917
Furniture, fixtures and equipment, net                                                  252,773         262,619
Deferred income taxes                                                                 1,888,000       1,888,000
                                                                                   ------------    ------------
                                                                                   $  6,312,313       7,518,536
                                                                                   ============    ============

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Line of credit                                                                  $    118,765         300,000
   Accounts payable                                                                   1,984,693       1,489,123
   Accrued compensation and related costs                                             2,476,233       2,425,730
   Deferred revenue                                                                   5,088,407       4,948,118
   Accrued interest                                                                      94,131         100,534
   Other accrued expenses                                                               766,334         911,966
                                                                                   ------------    ------------
        Total current liabilities                                                    10,528,563      10,175,471
                                                                                   ------------    ------------

Notes payable-stockholder                                                               600,784         600,784
                                                                                   ------------    ------------

Stockholders' deficit:
   Undesignated capital stock, 24,000,000 shares at September 30, 2004 and June
     30, 2004, none issued                                                                 --              --
   Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued and outstanding at September 30, 2004 and
     June 30, 2004, respectively                                                           --              --
   Common stock, $0.01 par value; 75,000,000 shares authorized; 23,970,268 and
     23,970,268 shares issued and outstanding at September 30, 2004 and June 30,
     2004, respectively                                                                 239,703         239,703
   Additional paid-in capital                                                        18,048,355      18,026,955
   Accumulated deficit                                                              (22,343,128)    (20,792,143)
   Deferred compensation                                                                (39,667)        (23,616)
   Accumulated other comprehensive loss                                                (722,297)       (708,618)
                                                                                   ------------    ------------
        Total stockholders' deficit                                                  (4,817,034)     (3,257,719)
                                                                                   ------------    ------------
        Total liabilities and stockholders' deficit                                $  6,312,313       7,518,536
                                                                                   ============    ============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

              Three Month Periods Ended September 30, 2004 and 2003

                                                                                         2004            2003
                                                                                     ------------    ------------
Cash flows from operating activities:
   Net loss                                                                          $ (1,550,985)       (385,177)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                                          36,233          33,253
     Warrants and stock options vested                                                      5,349          10,988

     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                                  1,566,446         (93,775)
        Prepaid expenses and other                                                        (62,952)        (14,819)
        Accounts payable                                                                  475,164         289,387
        Accrued compensation and related costs                                             50,503          19,520
        Deferred revenue                                                                  140,289          12,827
        Accrued interest                                                                   (6,403)          7,816
        Other accrued expenses                                                           (145,632)         20,889
                                                                                     ------------    ------------
          Net cash provided (used) by operating activities                                508,012         (99,091)
                                                                                     ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                                   (26,387)        (20,332)
                                                                                     ------------    ------------
          Net cash used in investing activities                                           (26,387)        (20,332)
                                                                                     ------------    ------------

Cash flows from financing activities:
   Repurchase of common stock                                                                --          (154,000)
   Net increase (decrease) in  line of credit                                            (181,235)         50,000
                                                                                     ------------    ------------
          Net cash used by financing activities                                          (181,235)       (104,000)
Effect of exchange rate changes on cash                                                     6,727          (1,382)
                                                                                     ------------    ------------
          Net increase (decrease) in cash and cash equivalents                            307,117        (224,805)
Cash and cash equivalents at beginning of period                                          148,475         643,346
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $    455,592         418,541
                                                                                     ============    ============
Supplemental cash flow disclosures:
Cash paid during the period for interest                                             $     23,829          14,247
                                                                                     ============    ============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

              Three Month Periods Ended September 30, 2004 and 2003

                                                       2004            2003
                                                   ------------    ------------
Revenues:
   Software and license fees                       $  1,038,246       1,394,406
   Maintenance fees                                   1,202,344       1,258,915
   Consulting and other                                 804,702         934,573
                                                   ------------    ------------

     Total revenues                                   3,045,292       3,587,894
                                                   ------------    ------------
Operating costs and expenses:
   Cost of consulting and other services                951,700         812,638
   Product development                                  527,925         444,841
   Sales and marketing                                1,964,285       1,669,571
   General and administrative                         1,129,950       1,025,712
                                                   ------------    ------------
     Total operating costs and expenses               4,573,860       3,952,762
                                                   ------------    ------------

     Operating loss                                  (1,528,568)       (364,868)

Interest expense, net                                   (22,417)        (20,309)
                                                   ------------    ------------

     Loss before income taxes                        (1,550,985)       (385,177)

Benefit from income taxes                                  --              --
                                                   ------------    ------------

     Net loss                                      $ (1,550,985)       (385,177)
                                                   ============    ============

Net loss per common share--basic                   $      (0.06)          (0.02)
Weighted average shares outstanding--basic           23,970,268      22,290,056
Net loss per common share--diluted                 $      (0.06)          (0.02)
Weighted average shares outstanding--diluted         23,970,268      22,290,056

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

    Notes to Unaudited Consolidated Financial Statements For the Three Month
                    Periods Ended September 30, 2004 and 2003

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

      Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

      (b)   Net Loss per Common Share

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of diluted net loss per share for the three months ended September 30, 2004 and 2003 because their inclusion would be anti-dilutive.

      Following is a reconciliation of basic and diluted net loss per common share for the three months ended September 30, 2004 and 2003, respectively:

                                                  Three Months Ended
                                                     September 30,
                                              ----------------------------
                                                  2004            2003
                                              ------------    ------------

      Net loss                                $ (1,550,985)       (385,177)

      Weighted average shares outstanding       23,970,268      22,290,056

      Net loss per common share-- basic       $      (0.06)          (0.02)

      Net loss per common share -- diluted:
      Net loss                                $ (1,550,985)       (385,177)

      Weighted average shares outstanding       23,970,268      22,290,056

      Common stock equivalents                           0               0

      Weighted average shares and potential
         diluted shares outstanding             23,970,268      22,290,056

      Net loss per common share -- Diluted    $      (0.06)          (0.02)

      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price). All options and warrants, which totaled 8,056,340 and 7,048,032 as of September 30, 2004 and 2003, respectively, were anti-dilutive.

      (c)   Stock-Based Compensation

      In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", using the Black Scholes pricing method. The Company has adopted the disclosure only provisions of SFAS No. 148 "Accounting for Stock-Based Compensation".

      Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

                                                Three Months Ended
                                                  September 30,
                                           ----------------------------
                                               2004            2003
                                           ------------    ------------
      Net loss:
         As reported                       $ (1,550,985)       (385,177)
         Pro forma                           (1,697,997)       (432,870)
      Basic net loss per common share:
         As reported                              (0.06)          (0.02)
         Pro forma                                (0.07)          (0.02)
      Diluted net loss per common share:
         As reported                              (0.06)          (0.02)
         Pro forma                                (0.07)          (0.02)
      Stock based compensation:
         As reported                                 --          10,988
         Pro forma                              147,012          47,693

      In determining the compensation cost of options granted during the three months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                  Three Months Ended
                                                     September 30,
                                            --------------------------------
                                                 2004             2003
                                            ---------------  ---------------

      Risk-free interest rate                  3.375-3.625%     2.625-3.250%
      Expected life of options granted             7 years          7 years
      Expected volatility                              122%              84%
      Expected dividend yield                            0%               0%

(3)   Liquidity

      The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2004, the Company generated an operating loss of $2,057,189. For the ensuing three month period ended September 30, 2004, an additional operating loss of $1,528,568 was incurred. As of September 30, 2004, the Company had an accumulated deficit of $22,343,128 and total stockholders' deficit of $4,817,034.

      Subsequent to September 30, 2004, the Company sold 100,000 shares of Series B Convertible Preferred Stock that is convertible into 333,333 shares of the Company's common stock (at the option of the holder) to two investors for $100,000. In addition, five-year warrants to purchase up to 233,333 shares of the Company's common stock at an exercise price of $0.20 per share were also granted as part of this sale.

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

(4)   Comprehensive Loss

      Comprehensive loss and its components consist of the following::

                                            Three Months Ended September 30,
                                             ----------------------------
                                                 2004            2003
                                             ------------    ------------
      Net loss                               $ (1,550,985)       (385,177)
      Other comprehensive loss:
      Foreign currency translation
         adjustment                               (13,679)        (26,666)
                                             ------------    ------------
      Comprehensive loss                     $ (1,564,664)   $   (411,843)
                                             ============    ============

(5)   Income Taxes

      At September 30, 2004, the Company has U.S. net Federal and State operating loss carryforwards of approximately $6.6 million and $2.8 million, respectively. The net operating loss carryforwards expire in the years 2010 through 2024. The Company has recorded a deferred tax asset of $2,615,000 as of September 30, 2004 and June 30, 2004. A valuation allowance has been provided for the remaining deferred tax assets related to certain foreign net operating loss carryforwards as of September 30, 2004 and June 30, 2004, respectively.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(5)   Notes Payable- Stockholder

      The Company has received interest-bearing advances from a stockholder under short-term notes. The notes bear interest at 8.5% and mature on December 31, 2006, with the right to demand payment after September 30, 2005. The notes are secured by substantially all of the assets of the Company. Interest expense was $12,983 and $16,742 for the three month periods ended September 30, 2004 and 2003, respectively.

(6)   Line of Credit

      In April 2003, the Company entered into a one-year revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carried an interest rate based on the prime rate plus 2% and was secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and was guaranteed by the Company. In April 2004, the due date of the line of credit was extended to July 2004 and was subsequently repaid and replaced by another credit facility (see below). Interest expense for the three month periods ended September 30, 2004 and 2003 was $947 and $3,218, respectively, which is included in interest expense in the accompanying consolidated statement of operations.

      In July 2004, the Company entered into a one-year financing agreement with a bank that provides financing based on eligible receivables up to a maximum amount of $800,000. The financing agreement carries an interest rate based on the prime rate plus 2.5% (7.25% as of September 30, 2004) and is collateralized by substantially all assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company. In addition, the Company pays an additional fee equal to 0.5% per month of the outstanding balance on each financed receivable. The financing agreement also called for an up-front loan fee equal to 1% of the maximum facility ($8,000). In connection with this agreement, the Company issued a seven-year warrant to purchase up to 38,867 shares of common stock at a price of $0.6175 per share that expires in July 2011. The fair value of the warrants at the date of grant were estimated to be approximately $21,000 using the Black-Scholes pricing model, which will be charged to operations on a straight-line basis over the term of the facility. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.625%; and an expected life of seven years. Interest expense for the three month period ended September 30, 2004 was $11,203 (including $5,349 of non-cash charges related to the warrants issued), which is included in interest expense in the accompanying consolidated statement of operations.

(7)   Subsequent Event

      Subsequent to September 30, 2004, the Company authorized 600,000 shares of Series B Preferred Stock and sold, under a private placement, a total of 100,000 shares of those shares at a price of $1.00 per share that resulted in gross proceeds to the Company of $100,000. Under the terms of these shares, holders of the Series B Convertible Preferred Stock (1) are entitled to a liquidation preference equal to $1.00 per share in the event of any liquidation or dissolution of the Company, (2) are entitled to receive a dividend of 6% per annum, payable quarterly in either cash or common stock, at the option of the Company and (3) received piggyback registration rights. Shares of the Series B Convertible Preferred Stock are convertible into shares of the Company's common stock, at the option of the holder, at a rate of $0.30 per share, or a total of 333,333 shares. The conversion price is subject to adjustment under certain conditions such as stock dividends, stock splits and reclassifications. In addition, shares of the Series B Convertible Preferred Stock participate on an as-if converted basis in any dividends paid of common stock and are entitled to voting rights together with the common stock, on an as-if converted basis. In addition, five-year warrants to purchase up to 233,333 shares of the Company's common stock at an exercise price of $0.20 per share were also granted as part of this sale to the investors. The fair value of the warrants at the date of grant was estimated to be approximately $41,200 using the Black-Scholes pricing model, which will be charged to additional paid-in capital as a preferred stock dividend in the second quarter of fiscal 2005. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years.

      For their efforts in securing this financing, the Company's placement agent received a five-year warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.20 per share.

     Item 2. Management's Discussion and Analysis of Financial Condition or
                               Plan of Operations

              For the Three Month Periods Ended September 30, 2004
                            versus September 30, 2003

REVENUES:

Total revenues for the three-month period ended September 30, 2004 decreased 15%, compared to the same period a year ago.

Software revenues decreased $356,160 (26%) for the three-month period ended September 30, 2004 from the same period last year. Results were substantially impacted by the decision made in the first quarter of fiscal 2004 to overhaul and upgrade our sales teams across the world, from both a management and salesperson perspective. During fiscal 2004:

      o We hired a new Vice President of Sales for the Americas region in early Q1 of 2004 who then installed a regional sales management team and completely overhauled the sales team by hiring a total of 18 sales and technical pre-sales personnel. Headcount in this region has increased by 38% from the same period last year. Software revenues increased by $44,494 (12%) for the three month period ended September 30, 2004 from the same period last year,

      o We moved an experienced and proven CorVu Sales Director from the Asia-Pacific region to the UK/European region in Q3 of 2004 to completely overhaul the sales process and personnel. As of the end of September, staffing levels in this region are reduced by six positions, or 43%. Software revenues decreased $91,058 (28%) for the three month period ended September 30, 2004 from the same period last year, and

      o We hired an experienced software sales manager in Q3 of 2004 to head-up the Asia-Pacific sales team to overhaul and upgrade the sales personnel. Software revenues decreased $309,596 (44%) for the three month period ended September 30, 2004 from the same period last year.

In total, we hired a total of 34 new sales and marketing people during fiscal 2004. Because of the lead time required to properly train the new people plus the time required to build a sales pipeline and to work through a sales cycle that extends anywhere from 3-9 months, a number of the new salespeople have not yet contributed significantly to our license revenues. We are expecting the new sales team to significantly improve our software and license fee revenues in 2005.

Maintenance revenues decreased $56,571 (4%) for the three-month period ended September 30, 2004 from the same period last year.

Consulting and other revenues decreased $129,871 (14%) for the three-month period ended September 30, 2004 from the same period last year. The results in this area normally follow results in new license sales. If that area of revenue improves, we would expect consulting and other revenues to also show improvement.

OPERATING COSTS AND EXPENSES:

Operating expenses increased $621,098 (16%) for the three-month period ended September 30, 2004 from the same period last year.

Cost of maintenance, consulting and other expenses increased $139,062 (17%) for the three-month period ended September 30, 2004 from the same period last year. In line with staffing increases in the sales and marketing area, we have increased the number of staff in this area by 14% as we expect the number of new installations to increase.

Product development costs increased $83,084 (19%) for the three-month period ended September 30, 2004 from the same period last year. Staffing levels in this area increased by 10% (two additional positions). We continue to invest in the improvement and enhancement of current products as well as the development of new products and, would expect our level of expenditure to continue at its current rate throughout fiscal 2005.

Sales and marketing expenses increased $294,714 (18%) for the three-month period ended September 30, 2004 from the same period last year. As stated under license fee revenues above, we have increased staffing in this area. We have also significantly increased our marketing activities to aggressively increase market awareness and to improve lead generation. This included the hiring of a Vice President of Marketing with world-wide responsibilities in Q3 of 2004. In addition, two additional marketing professionals were added to the staff.

General and administrative expenses increased $104,238 (10%) for the three-month period ended September 30, 2004 from the same period last year. Increases were experienced in executive travel costs, legal and professional fees and office rent for the new corporate offices in Sydney, Australia.

INTEREST EXPENSE, NET:

Interest expense, net increased $2,108 (10%) for the three-month period ended September 30, 2004 compared to the same period last year due to higher borrowing rates under the new line of credit facility.

NET LOSS:

CorVu Corporation reported net losses of $1,550,985 and $385,177 for the three-month periods ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $307,117 during the three-month period ended September 30, 2004 from $148,475 as of June 30, 2004 to $455,592 as of September 30, 2004. Net cash provided by operating activities was $508,012 for the three-month period ended September 30, 2004. Net cash used in investing activities was $26,387, reflecting the acquisition of capital assets during the period. Net cash used by financing activities was $181,235 for the three-month period ended September 30, 2004, reflecting the reduction in the line of credit facility borrowings.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2004, the Company generated an operating loss of $2,057,189. For the ensuing three month period ended September 30, 2004, an additional operating loss of $1,528,568 was incurred. As of September 30, 2004, the Company had an accumulated deficit of $22,343,128 and total stockholders' deficit of $4,817,034.

Subsequent to September 30, 2004, the Company sold 100,000 shares of Series B Convertible Preferred Stock that is convertible into 333,333 shares of the Company's common stock (at the option of the holder) to two investors for $100,000. In addition, five-year warrants to purchase up to 233,333 shares of the Company's common stock at an exercise price of $0.20 per share were also granted as part of this sale.

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

(1)   Critical Accounting Policies and Estimates-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2004. The accounting policies used in preparing our interim 2004 consolidated financial statements are the same as those described in our annual report, and are as follows:

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

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein and the exhibits hereto, and other written and oral statements made from time to time by us may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. You must carefully consider forward-looking statements and understand that such statements involve a variety of assumptions, risks and uncertainties, known and unknown, and may be affected by a number of factors, including, among others, the factors discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

                                                CORVU CORPORATION


Date:  November 12, 2004                        By /s/ David C. Carlson
                                                   -----------------------------
                                                   David C. Carlson
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

10.1 CorVu Corporation 1996 Stock Option Plan, as amended through December 18, 2003 and approved by the shareholders at their meeting on December 18, 2003 *

10.2        Accounts Receivable Financing Agreement with Silicon Valley Bank

31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan or arrangement