Form 10KSB/A
period 2004-06-30
CORVU CORP
filed 2005-01-12
CIK 1103341

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

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

                                 --------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format (check one).  YES |_|  NO |X|

================================================================================

This Form 10-KSB/A-1 is being filed to amend the information on the Company's executive officers in Part III, Item 9 and amend and revise the exhibits in Part III, Item 13, and the exhibit index.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who served as an executive officer of our Company as of August 31, 2004.

------------------------- --------- -------------------------------------------
         NAME                AGE                         POSITION
------------------------- --------- -------------------------------------------
David C. Carlson             48     Chief Financial Officer
------------------------- --------- -------------------------------------------
Robert L. Clay               34     Vice President of Marketing
------------------------- --------- -------------------------------------------
Justin M. MacIntosh          54     President, Chief Executive Officer
------------------------- --------- -------------------------------------------
Alan M. Missroon, Jr.        41     Senior Vice President of Corporate Strategy
------------------------- --------- -------------------------------------------

DAVID C. CARLSON (Chief Financial Officer). Before joining CorVu Corporation as Chief Financial Officer in July 1996, Mr. Carlson gained extensive experience in the area of accounting and business operations. He served from July 1979 to July 1984 in the audit division of Arthur Andersen & Co. From July 1984 to April 1989, he held the position of Controller and later, Vice President of Finance at Canterbury Downs, a horse racing facility. He joined the Minnesota Timberwolves, a professional sports franchise, in April 1989 as Controller, a position he subsequently held at a local health and fitness chain until May 1996; the sports franchise and the health and fitness chain were under common ownership. Mr. Carlson is responsible for all areas of financial management of the Company. He became a member of the board of directors of CorVu Corporation in December 1996.

ROBERT L. CLAY (Vice President of Marketing). Mr. Clay joined CorVu in February 2004 as Vice President of Marketing. During his tenure at Radiant Systems from 2002 to 2004, Mr. Clay established Radiant's marketing organization. Prior to Radiant, Mr. Clay served Clarus Corporation in several roles, including Vice President of Marketing, Vice President of Products, and Director of Product Management and Product Marketing. Mr. Clay holds a Master's degree in Business Administration from Georgia State University, Atlanta, GA, and a Bachelor of Science degree in Management from Georgia Institute of Technology, Atlanta, GA .

JUSTIN M. MACINTOSH (President, Chief Executive Officer). After a career in the equity and real estate markets in Australia, Mr. MacIntosh founded MACS Software Company, a provider of business application software, in 1977. He served as Chairman and CEO of MACS until he founded the former parent company of CorVu in Australia in 1990. Since the incorporation of CorVu Corporation in Minnesota in September 1995, Mr. MacIntosh has served as Chairman, President and Chief Executive Officer, and as a director of the Company.

ALAN M. MISSROON, JR. (Senior Vice President of Corporate Strategy). Mr. Missroon gained his knowledge of the business intelligence market while working at Burroughs Corporation (Unisys) and during his eight years (from July 1987 to November 1995) at IQ Software Corporation in which he held a variety of positions in sales, sales management, product design, and marketing. From December 1995 to December 1996, he worked at Praxis International. During 2002 and 2003, Mr. Missroon was responsible for directing the salesforce in the Americas region. In September 2003, Mr. Missroon was appointed as Senior Vice President of Corporate Strategy, leading strategic relations with the analyst and investor community and guiding the strategic direction of CorVu and its products. He joined CorVu Corporation in January 1997 and was elected as one of the directors of CorVu Corporation in February 1997. Mr. Missroon resigned from CorVu's Board of Directors in July 2004.

Additional information required by this item is incorporated by reference to the sections labeled "Corporate Governance", "Election of Directors", "Section 16(a) Reporting Compliance" and "Code of Ethics" that appear in the definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 13.         EXHIBITS

See "Exhibit Index" immediately following the signature page of this Form 10-KSB/A-1.


                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORVU CORPORATION



Dated:  January 12, 2005                  By:   /s/ Justin M. MacIntosh
                                                ---------------------------
                                                Justin M. MacIntosh
                                                Chief Executive Officer

                                CORVU CORPORATION
                                EXHIBIT INDEX FOR
               FORM 10-KSB/A-1 FOR FISCAL YEAR ENDED JUNE 30, 2004

EXHIBIT
NUMBER                                     DESCRIPTION
-----------       --------------------------------------------------------------

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

         4        Rights of Holders of Series A Convertible Preferred Stock--see
                  Article 3 of Articles of Incorporation (Exhibit 3.1)

      10.1* Employment Agreement between Registrant and Justin MacIntosh, dated July 1, 1999--incorporated by reference to Exhibit 10.4 to Registrant's Form 10-SB, File No. 000-29299

      10.2* Employment Agreement between Registrant and David C. Carlson, dated July 15, 1996 and amended July 20, 1999--incorporated by reference to Exhibit 10.5 to Registrant's Form 10-SB, File No. 000-29299

      10.3* Employment Agreement between Registrant and Alan M. Missroon, dated January 2, 1997--incorporated by reference to Exhibit
                  10.6 to Registrant's Form 10-SB, File No. 000-29299

      10.4 Lease Agreement between United Properties Investment LLC. and CorVu Corporation for premises at 3400 West 66th Street, Edina, Minnesota-incorporated by reference to Exhibit 10.7 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2002, File No. 000-29299

      10.5 Underlease between Michael John Haynes, Raymond John Evans, Terrance Guy Hawker and CorVu PLC and CorVu Corporation for premises at Craven House, 40 Uxbridge Road, London W5--incorporated by reference to Exhibit 10.9 to Registrant's Form 10-SB, File No. 000-29299

      10.6* CorVu Corporation 1996 Stock Option Plan, as amended through December 18, 2003--incorporated by reference to Exhibit 10.1 to Registrant's Form 10-QSB for the fiscal quarter ended September 30, 2004, File No. 000-29299

      10.7* Minnesota American, Inc. 1993 Stock Incentive Plan as amended and approved by the shareholders at their meeting on January 30, 1996--incorporated by reference to Exhibit 10.16 to Registrant's Form 10-SB, File No. 000-29299

      10.8* Amendment to Employment Agreement between CorVu Corporation and Justin MacIntosh, dated January 1, 2001--incorporated by reference to Exhibit 10.16 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2001, File No. 000-29299

      10.9 Letter Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC-incorporated by reference to Exhibit 10.7 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2002, File No. 000-29299

     10.10 Stock Purchase Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC--incorporated by reference to Exhibit A to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

     10.11 Amendment dated September 3, 2002 to Stock Purchase Agreement dated June 19, 2002 between CorVu Corporation and GlobalNet Venture Partners, LLC--incorporated by reference to Exhibit B to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

     10.12 Secured Promissory Note dated September 3, 2002 in the principal amount of $324,000 from GlobalNet Venture Partners, LLC to CorVu Corporation--incorporated by reference to Exhibit C to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

     10.13 Pledge Agreement dated September 3, 2002 between GlobalNet Venture Partners, LLC and CorVu Corporation-incorporated by reference to Exhibit D to Schedule 13D of GlobalNet Venture Partners, LLC filed September 19, 2002

     10.14* Amendment No. 2 to Employment Agreement between CorVu Corporation and Justin MacIntosh, dated February 28, 2003-incorporated by reference to Exhibit 10.23 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2003, File No. 000-29299

     10.15* Amendment No. 3 to Employment Agreement between CorVu Corporation and Justin MacIntosh, dated December 18, 2003-incorporated by reference to Exhibit 10.23 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2004, File No. 000-29299

     10.16*** Commercial Lease between Perpetual Trustee Company Limited and CorVu Australia Pty. Ltd., dated March 1, 2004, for premises Suite 1, Level 8, Tower A, Zenith Centre, 801 Pacific Highway, Chatswood, NSW

        21**      Subsidiaries of CorVu Corporation

        23** Consent of Independent Registered Public Accounting Firm Virchow, Krause & Company, LLP

        24** Power of Attorney (contained on Signature Page of Form 10-KSB for the fiscal year ended June 30, 2004, File No. 000-29299)

      31.1*** Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2*** Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32*** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.
** Previously filed on October 8, 2004 as exhibits to Registrant's Form 10-KSB for its fiscal year ended June 30, 2004.
*** Filed herewith.