Form 10QSB
period 2004-12-31
CORVU CORP
filed 2005-02-14
CIK 1103341

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   |X| QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No [_]

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  CLASS: COMMON STOCK, PAR VALUE $.01 PER SHARE
              OUTSTANDING SHARES AS OF JANUARY 31, 2005: 23,970,268

================================================================================

                                CORVU CORPORATION
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated Balance Sheets December 31, 2004 (Unaudited) and June 30, 2004

            Consolidated Statements of Cash Flows (Unaudited) Six Month Periods Ended December 31, 2004 and 2003

            Consolidated Statements of Operations (Unaudited) Three and Six Month Periods Ended December 31, 2004 and 2003

            Notes to Unaudited Consolidated Financial Statements For the Three and Six Month Periods Ended December 31, 2004 and 2003

      Item 2. Management's Discussion and Analysis or Plan of Operations

      Item 3. Controls and Procedures

PART II OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Changes in Securities

      Item 3. Default Upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits

SIGNATURES

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                           DECEMBER 31,     JUNE 30,
                                                                                               2004           2004
                                                                                           ------------   ------------
                                                                                            (UNAUDITED)     (AUDITED)
                                          ASSETS

Current assets:
   Cash and cash equivalents                                                               $    586,021        148,475
   Trade accounts receivable, net of allowance for doubtful accounts of $130,000 and
     $112,000, respectively                                                                   2,961,253      4,207,058
   Deferred income taxes                                                                             --        727,000
   Prepaid expenses and other                                                                   399,800        285,384
                                                                                           ------------   ------------
        Total current assets                                                                  3,947,074      5,367,917
Furniture, fixtures and equipment, net                                                          246,730        262,619
Deferred income taxes                                                                         2,615,000      1,888,000
                                                                                           ------------   ------------
                                                                                           $  6,808,804      7,518,536
                                                                                           ============   ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Line of credit                                                                          $    300,000        300,000
   Accounts payable                                                                           2,076,758      1,489,123
   Accrued compensation and related costs                                                     3,127,212      2,425,730
   Deferred revenue                                                                           5,635,064      4,948,118
   Accrued interest                                                                              73,822        100,534
   Other accrued expenses                                                                       856,688        911,966
                                                                                           ------------   ------------
        Total current liabilities                                                            12,069,544     10,175,471
                                                                                           ------------   ------------

Notes payable-stockholder                                                                       405,600        600,784
                                                                                           ------------   ------------

Stockholders' deficit:
   Undesignated capital stock, 23,400,000 shares at December 31, 2004 and 24,000,000 at
     June 30, 2004                                                                                   --             --
   Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued and outstanding at December 31, 2004 and June 30, 2004,
     respectively                                                                                    --             --
   Series B convertible preferred stock, par value $0.01 per share; 600,000 shares authorized; 600,000 and 0 outstanding at December 31, 2004 and June 30, 2004,
     respectively, liquidation preference of $600,000 at December 31, 2004                        6,000             --
   Common stock, $0.01 par value; 75,000,000 shares authorized; 23,970,268 and 23,970,268
     shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively         239,703        239,703
   Additional paid-in capital                                                                18,847,848     18,026,955
   Accumulated deficit                                                                      (23,663,020)   (20,792,143)
   Deferred compensation                                                                        (16,602)       (23,616)
   Other comprehensive loss                                                                  (1,080,269)      (708,618)
                                                                                           ------------   ------------
        Total stockholders' deficit                                                          (5,666,340)    (3,257,719)
                                                                                           ------------   ------------
        Total liabilities and stockholders' deficit                                        $  6,808,804      7,518,536
                                                                                           ============   ============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

               Six Month Periods Ended December 31, 2004 and 2003

                                                                        2004          2003
                                                                    -----------   -----------
Cash flows from operating activities:

   Net loss                                                         $(2,641,632)   (1,182,214)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation                                                        70,560        67,857
     Warrants and stock options vested                                   24,598       108,504
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                1,155,714      (557,416)
        Prepaid expenses and other                                     (114,416)      (59,138)
        Accounts payable                                                482,115        95,076
        Accrued compensation and related costs                          601,482      (183,409)
        Deferred revenue                                                586,946       647,391
        Accrued interest                                                (26,712)      (58,241)
        Other accrued expenses                                          (14,417)       81,780
                                                                    -----------   -----------
          Net cash provided by (used in) operating activities           124,238    (1,039,810)
                                                                    -----------   -----------

Cash flows from investing activities:
   Capital expenditures                                                 (54,671)      (69,503)
                                                                    -----------   -----------
          Net cash used in investing activities                         (54,671)      (69,503)
                                                                    -----------   -----------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                                   --     1,201,680
   Proceeds from sale of Series B convertible preferred stock, net      343,776            --
   Exercise of employee stock options                                        --        16,264
   Repurchase of common stock                                                --      (154,000)
   Increase in line of credit                                                --        50,000
                                                                    -----------   -----------
          Net cash provided by financing activities                     343,776     1,113,944
Effect of exchange rate changes on cash                                  24,203         7,675
                                                                    -----------   -----------
          Net increase in cash and cash equivalents                     437,546        12,306
Cash and cash equivalents at beginning of period                        148,475       643,346
                                                                    -----------   -----------
Cash and cash equivalents at end of period                          $   586,021       655,652
                                                                    ===========   ===========

Supplemental cash flow disclosures:
Cash paid during the period for interest                            $    62,777       104,993
Cash paid during the period for income taxes                                 --            --
                                                                    ===========   ===========
Non-cash investing and financing activities:
Series B Convertible Preferred Stock issued for
cancellation of note payable-stockholder                            $   240,000            --
Cancellation of stock subscription receivable                                --      (324,000)
                                                                    ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

          Three and Six Month Periods Ended December 31, 2004 and 2003

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  -----------------------------   -----------------------------
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                      2004            2003            2004            2003
                                                  -------------   -------------   -------------   -------------
Revenues:
   Software and license fees                      $   1,264,293       1,784,213       2,302,539       3,178,619
   Maintenance fees                                   1,380,289       1,192,107       2,582,633       2,451,022
   Consulting and other                                 678,376         967,347       1,483,078       1,901,920
                                                  -------------   -------------   -------------   -------------

     Total revenues                                   3,322,958       3,943,667       6,368,250       7,531,561
                                                  -------------   -------------   -------------   -------------
Operating costs and expenses:
   Cost of maintenance, consulting, and other           836,503         853,931       1,788,203       1,666,569
   Product development                                  570,533         448,926       1,098,458         893,767
   Sales and marketing                                1,838,592       2,074,984       3,802,877       3,744,555
   General and administrative                         1,132,657       1,341,504       2,262,607       2,367,216
                                                  -------------   -------------   -------------   -------------
     Total operating costs and expenses               4,378,285       4,719,345       8,952,145       8,672,107
                                                  -------------   -------------   -------------   -------------

     Operating loss                                  (1,055,327)       (775,678)     (2,583,895)     (1,140,546)

Interest expense, net                                   (35,320)        (21,359)        (57,737)        (41,668)
                                                  -------------   -------------   -------------   -------------

     Loss before income taxes                        (1,090,647)       (797,037)     (2,641,632)     (1,182,214)

Benefit from income taxes                                    --              --              --              --
                                                  -------------   -------------   -------------   -------------

     Net loss                                        (1,090,647)       (797,037)     (2,641,632)     (1,182,214)

Preferred stock dividends                              (229,245)             --        (229,245)             --
                                                  -------------   -------------   -------------   -------------

Loss attributable to common stockholders          $  (1,319,892)       (797,037)     (2,870,877)     (1,182,214)
                                                  =============================================================

Net loss per common share--basic                  $       (0.05)          (0.04)          (0.11)          (0.05)
Net loss attributable to common stockholders per
   common share- basic                            $       (0.06)          (0.04)          (0.12)          (0.05)
Weighted average shares outstanding--basic           23,970,268      22,448,705      23,970,268      22,369,380
Net loss per common share--diluted                $       (0.05)          (0.04)          (0.11)          (0.05)
Net loss attributable to common stockholders per
   common share- diluted                          $       (0.06)          (0.04)          (0.12)          (0.05)
Weighted average shares outstanding--diluted         23,970,268      22,448,705      23,970,268      22,369,380

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

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

      Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

      (B)   NET LOSS PER COMMON SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of diluted net loss per common share for the three and six month periods ended December 31, 2004 and 2003, respectively, because their inclusion would be anti-dilutive.

      Following is a reconciliation of basic and diluted net loss per common share for the three and six months ended December 31, 2004 and 2003, respectively:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       DECEMBER 31,                    DECEMBER 31,
                                               ---------------------------   ---------------------------
                                                   2004           2003           2004           2003
                                               ------------   ------------   ------------   ------------
Net loss attributable to common stockholders   $ (1,319,892)      (797,037)    (2,870,877)    (1,182,214)

Weighted average shares outstanding              23,970,268     22,448,705     23,970,268     22,369,380

Net loss attributable to common stockholders
   per common share-- basic                    $      (0.06)         (0.04)         (0.12)         (0.05)

Net loss per common share -- diluted:
Net loss attributable to common stockholders   $ (1,319,892)      (797,037)    (2,870,877)    (1,182,214)

Weighted average shares outstanding              23,970,268     22,448,705     23,970,268     22,369,380

Common stock equivalents                                  0              0              0              0

Weighted average shares and potential diluted
   shares outstanding                            23,970,268     22,448,705     23,970,268     22,369,380

Net loss attributable to common stockholders
   per common share -- Diluted                 $      (0.06)         (0.04)         (0.12)         (0.05)


The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants outstanding at December 31, 2004 and 2003 totaling 9,561,903 and 7,681,973, respectively were excluded from the computation of common share equivalents for the three and six months ended December 31, 2004 and 2003 as they were anti-dilutive.

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

Has compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                            DECEMBER 31,                 DECEMBER 31,
                                    --------------------------   ---------------------------
                                         2004          2003          2004           2003
                                    -------------   ----------   ------------   ------------
Loss attributable to common
stockholders:
   As reported                      $  (1,319,892)    (797,037)    (2,870,877)    (1,182,214)
   Pro forma                           (1,369,192)    (853,173)    (3,067,189)    (1,286,043)
Basic net loss per common share:
   As reported                              (0.06)       (0.04)         (0.12)         (0.05)
   Pro forma                                (0.06)       (0.04)         (0.13)         (0.06)
Diluted net loss per common share:
   As reported                              (0.06)       (0.04)         (0.12)         (0.05)
   Pro forma                                (0.06)       (0.04)         (0.13)         (0.06)
Stock based compensation:
   As reported                                  0       97,516              0        108,504
   Pro forma                               49,300       56,136        196,312        103,829

      In determining the compensation cost of options granted during the three and six months ended December 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                        DECEMBER 31,              DECEMBER 31,
                                  -----------------------   ------------------------
                                     2004         2003          2004         2003
                                  ----------   ----------   -----------   ----------
Risk-free interest rate           3.375-3.50%        3.25%  3.375-3.625%  2.625-3.25%
Expected life of options granted     7 years      7 years       7 years      7 years
Expected volatility                      122%          84%          122%          84%
Expected dividend yield                    0%           0%            0%           0%

(D)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R on the Company has not been determined at this time.

(3)   LIQUIDITY

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2004, the Company generated an operating loss of $2,057,189. For the ensuing six month period ended December 31, 2004, an additional operating loss of $2,583,895 occurred. As of December 31, 2004, the Company had an accumulated deficit of $23,663,020 and total stockholders' deficit of $5,666,340.

During the six month period ended December 31, 2004, the Company sold 360,000 shares of Series B Convertible Preferred Stock that are convertible into 1,200,000 shares of the Company's common stock (at the option of the holder) to several investors for $360,000. In addition, a note payable-stockholder in the amount of $240,000 was converted into 240,000 shares of Series B Convertible Preferred Stock, which is convertible into 800,000 shares of the Company's common stock (at the option of the holder). As part of these sales, five-year warrants to purchase up to 1,400,000 shares of the Company's common stock at an exercise price of $0.20 per share were also granted (see Note 8).

Additionally, during the three month period ended December 31, 2004, the Company reduced future quarterly operating expenses by approximately $600,000 per quarter. Additional cost cuts were initiated subsequent to December 31, 2004.

Subsequent to December 31, 2004, the Company has raised additional equity and debt financing totaling $6.5 million (see Note 9).

Management expects revenues to improve as sales and marketing initiatives commenced within the last eighteen months allows the Company to more effectively sell its products and services. In the event these initiatives do not materialize at the expected rates, management would seek additional financing through private equity placements or would conserve cash by reducing operating expenses. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

(4)   COMPREHENSIVE LOSS

Comprehensive loss and its components consist of the following::

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                         -----------------------------   -----------------------------
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              2004           2003            2004            2003
                                         -------------   -------------   -------------   -------------
Net loss                                 $  (1,090,647)       (797,037)     (2,641,632)  $  (1,182,214)
Other comprehensive loss:
Foreign currency translation adjustment       (357,972)       (281,460)       (371,651)       (308,126)
                                         -------------   -------------   -------------   -------------
Comprehensive loss                       $  (1,448,619)  $  (1,078,497)  $  (3,013,283)  $  (1,490,340)
                                         =============   =============   =============   =============

(5)   INCOME TAXES

      Through December 31, 2004, the Company has U.S. net Federal and State operating loss carryforwards of approximately $7,100,000 and $2,800,000, respectively. The net operating loss carryforwards expire in the years 2010 through 2024. The Company recorded a deferred tax asset of $2,615,000 as of December 31, 2004 and June 30, 2004. A valuation allowance has been provided for the remaining deferred tax assets related to certain foreign net operating loss carryforwards as of December 31, 2004 and June 30, 2004, respectively.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

      The equity financing which occurred subsequent to quarter end may have an impact on the utilization of net operating loss carryforwards. The Company has not yet evaluated the impact of this ownership change (see Note 9).

(6)   NOTES PAYABLE- STOCKHOLDER

      The Company has received interest-bearing advances from a stockholder under short-term notes. The notes bear interest at 8.5% and mature on December 31, 2006, with the right to demand payment after September 30, 2005. The notes are collateralized by substantially all of the assets of the Company. Interest expense was $12,314 and $15,384 for the three month periods ended December 31, 2004 and 2003, respectively and was $25,297 and $32,638 for the six month periods ended December 31, 2004 and 2003, respectively.

      In December 2004, one of the notes in the amount of $239,384, together with $616 of accrued but unpaid interest, was converted by the stockholder into 240,000 shares of the newly created Series B Preferred Stock (see
      Note 8). Subsequent to December 31, 2004, in connection with the sale of common stock discussed in Note 9, the remaining balance of note payable-stockholder of approximately $400,000 was converted into shares of the Company's common stock at a price of $0.25 per share.

(7)   LINE OF CREDIT AGREEMENTS

      In April 2003, the Company entered into a one-year revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carried an interest rate based on the prime rate plus 2% and was secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and was guaranteed by the Company. In April 2004, the due date of the line of credit was extended to July 2004 and was subsequently repaid.

      In July 2004, the Company entered into a one-year financing agreement with a bank that provided financing based on eligible receivables up to a maximum amount of $800,000. The financing agreement carried an interest rate based on the prime rate plus 2.5% and was collateralized by substantially all assets of its wholly-owned subsidiary CorVu North America, Inc. and was guaranteed by the Company. In addition, the Company paid an additional fee equal to 0.5% per month of the outstanding balance on each financed receivable. The financing agreement also called for an up-front loan fee equal to 1% of the maximum facility ($8,000). In connection with this agreement, the Company issued a seven-year warrant to purchase up to 38,867 shares of common stock at a price of $0.6175 per share that expires in July 2011. The fair value of the warrants at the date of grant were estimated to be approximately $21,000 using the Black-Scholes pricing model, which will be charged to operations on a straight-line basis over the term of the facility. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.625%; and an expected life of seven years. In December 2004, this agreement was terminated.

      In December 2004, the Company entered into a ninety-day revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carries an interest rate based on the prime rate plus 3% (8.25% as of December 31, 2004) and is secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and is guaranteed by the Company and an officer of the Company. The agreement is subject to financial covenants and borrowing base restrictions. In addition, the Company is required to maintain cash collateral with the bank in the amount of not less than $100,000. The amount outstanding as of December 31, 2004 of $300,000 is included in the accompanying consolidated balance sheet. Subsequent to December 31, 2004, the outstanding balance was paid with proceeds of the financing discussed in Note 9 and this agreement was terminated.

      Interest expense for all facilities for the three and six month periods ended December 31, 2004 and 2003 was $6,779 and $2,933, respectively, and $18,929 and $6,252, respectively, which is included in interest expense in the accompanying consolidated statements of operations. Interest expense for the three and six month periods ended December 31, 2004 includes $5,349 and $10,698, respectively, of non-cash charges related to the warrants issued.

(8)   PREFERRED STOCK

      During the three month period ended December 31, 2004, the Company authorized and sold 600,000 shares of Series B Convertible Preferred Stock at a par value of $0.01 per share. A total of 360,000 shares were sold at a price of $1.00 per share, resulting in proceeds to the Company of $360,000. The Company incurred $16,224 of financing costs associated with the preferred stock offering. The remaining 240,000 were issued as a result of the conversion of an existing note payable- stockholder (see
      Note 6). Under the terms of these shares, holders of the Series B Convertible Preferred Stock (1) are entitled to a liquidation preference equal to $1.00 per share in the event of any liquidation or dissolution of the Company, (2) are entitled to receive a dividend of 6% per annum, payable quarterly in either cash or common stock, at the option of the Company and (3) received piggyback registration rights. Shares of the Series B Convertible Preferred Stock are convertible into shares of the Company's common stock, at the option of the holder, at a rate of $0.30 per share, or a total of 2,000,000 shares. The conversion price is subject to adjustment under certain conditions such as stock dividends, stock splits and reclassifications. In addition, shares of the Series B Convertible Preferred Stock participate on an as-if converted basis in any dividends paid of common stock and are entitled to voting rights together with the common stock, on an as-if converted basis. In addition, the investors also received five-year warrants to purchase up to 1,400,001 shares of the Company's common stock at an exercise price of $0.20 per share. The fair value of the warrants at the date of grant was estimated to be approximately $360,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years.

      The proceeds of the Series B Convertible Preferred Stock of $360,000 and the conversion of the note payable-stockholder of $240,000 were allocated between preferred stock, the fair value of the warrants based on using Black-Scholes pricing model and the beneficial conversion of the preferred stock. As defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the resulting beneficial conversion of the Series B Convertible Preferred Stock of approximately $225,000 was accounted for as preferred stock dividends during the three month period ended December 31, 2004.

      For their efforts in securing this financing, the Company's placement agent received a five-year warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.20 per share.

(9)   SUBSEQUENT EVENT

      On December 20, 2004, the "Company and ComVest Investment Partners II LLC ("ComVest") signed a term sheet for a financing transaction under which the Company would have issued 20 million shares of its common stock in exchange for $5 million. In addition, ComVest would have received immediately exercisable warrants to purchase 6,000,000 shares of the Company's common stock at $0.50 per share.

      Subsequently, on February 1, 2005, the Company and ComVest signed an amended term sheet which provided financing as follows: (1) an equity investment of $3,300,000 in exchange for 22,000,000 shares of the Company's common stock; (2) a preferred stock and warrant investment of $1,700,000 in exchange for 17,000 shares of a Series C Convertible Preferred Stock ("Series C Preferred Stock") yet to be designated, plus five-year warrants to purchase up to 3,400,000 shares of the Company's common stock at an exercise price of $0.50 per share, and (3) a collateralized loan in the principal amount of $1,500,000.

      Each share of Series C Preferred Stock will have a par value of $100 and will convert into 200 shares of the Company's common stock, subject to customary anti-dilution provisions. The Series C Preferred Stock will accrue cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. The Company will have the right to redeem Series C Preferred Stock at any time upon 10 business days prior written notice upon payment of $100 per share plus accumulated but unpaid dividends; holders of Series C Preferred Stock may elect to convert the stock at any time. Upon liquidation of the Company, each share of Series C Preferred Stock entitles its holder to receive an amount of $150, prior and in preference to holders of common stock and any other preferred stock.

      The collateralized loan will be secured by substantially all of the assets of the Company and shall rank senior to any existing or future indebtedness of the Company. The interest rate for the loan will be 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance, (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person.

      The Company shall covenant for a period equal to the shorter of (i) three years from the closing and (ii) such time as ComVest owns less than 5,000,000 shares of the Company's common stock, not to issue any shares of common stock, or any securities convertible into common stock for an effective per share price of less than $0.25 per share, without the approval of ComVest. The Company shall also agree not to incur any indebtedness for borrowed money other than an asset-based senior line of credit without the prior approval of ComVest. The Company will have the obligation to use 50% of any proceeds it may receive in the future upon the sale of certain equity or debt securities to redeem outstanding Series C Preferred Stock or to retire the loan.

      At the closing of the transaction, ComVest will also receive warrants to purchase another 2,000,000 shares at $0.50; however, these warrants will become exercisable only if less than two ComVest designees are members of the Company's board of directors while ComVest owns more than 5,000,000 shares of the Company's common stock.

      All warrants will be subject to anti-dilution protection and contain cashless exercise provisions.

      At closing, the Company will have to pay a cash fee of $240,000 to ComVest. The closing of the financing is subject to ComVest finishing its due diligence of the Company and the parties reaching a final agreement that includes customary closing conditions. Without ComVest's approval, the Company may not maintain a cash balance of less than $750,000. The Company is obligated to pay a financial advisory and structuring fee of $500,000 to ComVest, payable in cash or shares of the Company valued at $0.25 per share at ComVest's election, if the financing does not close on or before February 11, 2005 due to the Company's election not to proceed with the financing without cause or the Company's failure to proceed with the financing in good faith.

      Upon the closing of the financing transaction with ComVest, Delia MacIntosh, the spouse of the Company's Chief Executive Officer, will convert the remaining outstanding debt of the Company in the aggregate amount of approximately $400,000 into shares of Common Stock at the same terms as the equity financing.

      The equity financing which occurred subsequent to quarter end may have an impact on the utilization of net operating loss carryforwards. The Company has not yet evaluated the impact of this ownership change.

      This transaction was completed on February 11, 2005.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

           FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2004
                            VERSUS DECEMBER 31, 2003

REVENUES:

Total revenue decreased 16% and 15% for the three and six month periods ended December 31, 2004, respectively, compared to the same periods a year ago.

Software revenues decreased $519,920 (29%) and $876,080 (28%) for the three and six month periods ended December 31, 2004, respectively, from the same periods last year. Sales of new software license fees continue to lag behind expectations. This was caused by several factors, most notably a continued lengthening of the sales cycles. Management has made, and is currently making adjustments to the salesforce (see Operating Costs and Expenses below).

Maintenance revenues increased $188,182 (16%) and $131,611 (5%) for the three and six month periods ended December 31, 2004, respectively, from the same periods last year. These results reflect continued improvement of maintenance contract renewals and collections.

Consulting and other revenues decreased $288,971 (30%) and $418,842 (22%), for the three and six month periods ended December 31, 2004, respectively, from the same periods last year. Revenues in this area are clearly impacted by the result in software revenues discussed above. Lower levels of software revenues mean fewer implementation services revenue.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $341,060 (7%) for the three month period and increased $280,038 (3%) for the six month period ended December 31, 2004, respectively, from the same periods last year.

Generally, operating costs and expenses (with the exception of product development costs) were lower for the three month period ended December 31, 2004 when compared to the previous periods due to an initiative of expense reduction that was implemented during the December quarter. This initiatve will result in future quarterly expenses being reduced by approximately $600,000. This is coming off a period in which we were aggressively expanding our sales and marketing efforts during most of fiscal 2004. Subsequent to December 31, 2004, additional expenses were reduced in an effort to further reduce operating costs.

Cost of maintenance, consulting and other expenses decreased $17,428 (2%) for the three month period and increased $121,634 (7%) for the six month period ended December 31, 2004, respectively. The increase reflected for the six month period ended December 31, 2004 was incurred in the first three months of the period. We had increased our staffing levels in this area in anticipation of increased new software revenue activity. When this did not appear to be coming to fruition, we made immediate cuts in this area to get costs back in line with sustainable revenue. Costs in this area for the next two fiscal quarters will be stabilized until new software revenues improve.

Product development costs increased $121,607 (27%) and $204,691 (23%) for the three and six month period ended December 31, 2004, respectively, from the same periods last year. We continue to invest in product development initiatives. Staffing levels have been increased by 10% during the current period when compared to last fiscal year. Subsequent to December 31, 2004, three positions were eliminated as part of our cost reduction initiative.

Sales and marketing expenses decreased $236,392 (11%) for the three month period and increased $58,322 (2%) for the six month period ended December 31 2004, respectively, from the same periods last year. The reduction in expenses for the three month period ended December 31, 2004 reflects the cost cuts which occurred during that period. The cuts included a reduction in headcount (4 salespeople), as well as reductions in travel and marketing expenses. We expect further expense reductions in this area for the next fiscal quarter which would be followed by a stabilization of costs until new software revenues improve.

General and administrative expenses decreased $208,847 (16%) and $104,609 (4%) for the three and six month periods ended December 31, 2004, respectively, from the same periods last year. During the period, we terminated all investor relations contracts which contributed to these results.

INTEREST EXPENSE, NET:

Interest expense, net increased $13,961 (65%) and $16,069 (39%) for the three and six month period ended December 31, 2004, respectively, reflecting increases in interest on short-term indebtedness.

NET LOSS:

CorVu Corporation reported net losses of $1,090,647 and $2,641,632 for the three and six month periods ended December 31, 2004, respectively, compared to net losses of $797,037 and $1,182,214 for the three and six month periods ended December 31, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased by $437,546 during the six month period ended December 31, 2004 from $148,475 as of June 30, 2004 to $586,021 as of December 31, 2004. Net cash provided by operating activities was $124,238 for the six month period ended December 31, 2004. Net cash used in investing activities was $54,671, reflecting the acquisition of capital assets during the period. Net cash provided by financing activities was $343,776 for the six month period ended December 31, 2004, the result of proceeds from the sale of 360,000 shares of Series B Convertible Preferred stock, net of expenses. In addition, a note payable-stockholder in the amount of $240,000 was converted into 240,000 shares of Series B Convertible Preferred stock.

Additionally, during the three month period ended December 31, 2004, the Company reduced future quarterly operating expenses by approximately $600,000 per quarter. Additional cost cuts were initiated subsequent to December 31, 2004.

Subsequent to December 31, 2004, the Company has raised additional equity and debt financing totaling $6.5 million (see Note 9).

Management expects revenues to improve as sales and marketing initiatives commenced within the last eighteen months allows the Company to more effectively sell its products and services. The Company has initiated other measures in an effort to improve operating results. In the event these initiatives do not result in an improvement to quarterly operating results, management would conserve cash by further reducing operating expenses. There can be no assurance that the Company will be successful in achieving this. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations. We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

(1)   CRITICAL ACCOUNTING POLICIES AND ESTIMATES-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2004. The accounting policies used in preparing our interim 2005 consolidated financial statements are the same as those described in our annual report, and are as follows:

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

                                     PART II
                                OTHER INFORMATION

Item  1. Legal Proceedings.

         See Item 3 of Part II of Form 10-KSB for the year ended June 30, 2004.

Item  2. Changes in Securities.

Item  3. Default Upon Senior Securities.

         None

Item  4. Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of the Company's shareholders was held on December 9, 2004.

      (b) At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 20,348,826 shares in favor, with 49,947 shares against, 14,400 shares abstaining, and no shares represented by broker nonvotes.

      (c) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

        Nominee                   Number of Votes
                                        For              Number of Votes Against   Number of Votes Abstained
                             -------------------------  -------------------------  -------------------------
        David C. Carlson            20,384,565                   28,608                        0
        Daniel Fishback             20,391,565                   21,608                        0
        Ismail Kurdi                20,384,565                   28,608                        0
        Justin M. MacIntosh         20,375,589                   37,584                        0
        James L. Mandel             20,384,565                   28,608                        0

      (d) The selection of Virchow, Krause & Company, LLP, as the Company's independent auditors for the current fiscal year was approved by a vote of 20,347,526 shares in favor, with 14,850 shares against, 50,797 shares abstaining and no shares represented by broker nonvotes.

Item  5. Other Information.

         None

Item  6. Exhibits.

      (a) Exhibits: See Exhibit Index on page following Certifications the signature page of this Form 10-QSB.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORVU CORPORATION

Date:  February 14, 2005        By     /s/ David C. Carlson
                                      ----------------------------------
                                               David C. Carlson
                                               Chief Financial Officer

                                       16
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit
Number          Description

3.1 Articles of incorporation of the Company as amended to date, incorporated by reference to Form 8-K filed on November 17, 2004

10.1            Promissory Note dated December 2, 2004 from CorVu
                North America, Inc. to Commerce Bank

10.2            CorVu Corporation Guaranty Agreement with Commerce Bank

10.3            CorVu Corporation Debt Subordination Agreement with Commerce
                Bank

10.4 Letter of Intent dated December 20, 2004 between CorVu Corporation and ComVest Investment Partners II LLC

10.5 Letter of Intent dated January 31, 2005 between CorVu Corporation and ComVest Investment Partners II LLC

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