Form 10QSB
period 2005-03-31
CORVU CORP
filed 2005-05-11
CIK 1103341

================================================================================
================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

                   FOR THE TRANSITION PERIOD FROM ___ TO ___ .

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

                  CLASS: COMMON STOCK, PAR VALUE $.01 PER SHARE
               OUTSTANDING SHARES AS OF APRIL 30, 2005: 49,483,268

================================================================================
================================================================================

                                CORVU CORPORATION
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheets March 31, 2005 (Unaudited) and June 30, 2004

      Consolidated Statements of Cash Flows (Unaudited) Nine Month Periods Ended March 31, 2005 and 2004

      Consolidated Statements of Operations (Unaudited) Three and Nine Month Periods Ended March 31, 2005 and 2004

      Notes to Unaudited Consolidated Financial Statements For the Three and Nine Month Periods Ended March 31, 2005 and 2004

   Item 2.  Management's Discussion and Analysis or Plan of Operation

   Item 3.  Controls and Procedures

PART II OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   Item 3.  Default Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits

SIGNATURES

EXHIBITS

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                   MARCH 31, 2005    JUNE 30, 2004
                                                                                  --------------    --------------
                                                                                    (UNAUDITED)        (AUDITED)
                               ASSETS
Current assets:
   Cash and cash equivalents                                                      $    3,069,591           148,475
   Trade accounts receivable, net of allowance for doubtful accounts
     of $129,000 and $112,000, respectively                                            3,451,603         4,207,058
   Deferred income taxes                                                                      --           727,000
   Prepaid expenses and other                                                            305,034           285,384
                                                                                  --------------    --------------
      Total current assets                                                             6,826,228         5,367,917
Furniture, fixtures and equipment, net                                                   234,103           262,619
Deferred income taxes                                                                  2,615,000         1,888,000
                                                                                  --------------    --------------
                                                                                  $    9,675,331         7,518,536
                                                                                  ==============    ==============
                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Line of credit                                                                 $           --           300,000
   Accounts payable                                                                    1,126,231         1,489,123
   Accrued compensation and related costs                                              1,970,034         2,425,730
   Deferred revenue                                                                    5,534,324         4,948,118
   Accrued interest                                                                       12,082           100,534
   Other accrued expenses                                                                848,555           911,966
                                                                                  --------------    --------------
      Total current liabilities                                                        9,491,226        10,175,471
                                                                                  --------------    --------------

Long-term debt                                                                         1,500,000                --
Notes payable-stockholder                                                                     --           600,784
                                                                                  --------------    --------------
       Total Liabilities                                                              10,991,226        10,776,255
                                                                                  --------------    --------------
Stockholders' deficit:
   Undesignated capital stock, 23,383,000 shares at March 31, 2005
     and 24,000,000 at June 30, 2004                                                          --                --
   Series A convertible preferred stock, par value $10 per share;
     1,000,000 shares authorized; none issued and outstanding at
     March 31, 2005 and June 30, 2004, respectively                                           --                --
   Series B convertible preferred stock, par value $0.01 per share;
     600,000 shares authorized; 360,000 and 0 outstanding at March 31, 2005 and
     June 30, 2004, respectively, liquidation preference of $360,000 at March
     31, 2005                                                                              3,600                --
   Series C convertible preferred stock, par value $100 per share;
     17,000 shares authorized; 17,000 and 0 outstanding at March 31, 2005 and
     June 30, 2004, respectively, liquidation preference of $2,550,000 at March
     31, 2005                                                                          1,782,500
   Common stock, $0.01 par value; 75,000,000 shares authorized; 49,474,268 and
     23,970,268 shares issued and outstanding at
     March 31, 2005 and June 30, 2004, respectively                                      494,743           239,703
   Additional paid-in capital                                                         22,011,550        18,026,955
   Accumulated deficit                                                               (24,505,662)      (20,792,143)
   Deferred compensation                                                                 (17,900)          (23,616)
   Other comprehensive loss                                                           (1,084,726)         (708,618)
                                                                                  --------------    --------------
        Total stockholders' deficit                                                   (1,315,895)       (3,257,719)
                                                                                  --------------    --------------
        Total liabilities and stockholders' deficit                               $    9,675,331         7,518,536
                                                                                  ==============    ==============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                Nine Month Periods Ended March 31, 2005 and 2004

                                                                            2005           2004
                                                                         -----------    -----------
Cash flows from operating activities:
   Net loss                                                              $(3,381,117)    (1,508,733)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                            121,029        103,089
     Warrants and stock options vested                                        25,900        138,654
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                       655,455       (978,690)
        Prepaid expenses and other                                           (19,650)       (65,825)
        Accounts payable                                                    (462,892)       572,071
        Accrued compensation and related costs                              (555,696)       135,021
        Deferred revenue                                                     486,206        345,810
        Accrued interest                                                     (88,452)       (76,461)
        Other accrued expenses                                               (62,275)        31,276
                                                                         -----------    -----------
          Net cash used in operating activities                           (3,281,492)    (1,303,788)
                                                                         -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                                      (92,513)      (101,919)
                                                                         -----------    -----------
          Net cash used in investing activities                              (92,513)      (101,919)
                                                                         -----------    -----------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                 3,007,335      1,396,667
   Proceeds from sale of Series B convertible preferred stock, net           344,583             --
   Proceeds from sale of Series C convertible preferred stock              1,700,000             --
   Exercise of employee stock options                                             --         46,229
   Repurchase of common stock                                                     --       (154,000)
   Payments on notes payable-stockholder                                          --       (210,605)
   Borrowings on long-term debt                                            1,500,000             --
   Repayment of line of credit                                              (300,000)            --
   Borrowings on line of credit                                                   --         50,000
                                                                         -----------    -----------
          Net cash provided by financing activities                        6,251,918      1,128,291
Effect of exchange rate changes on cash                                       43,203        (39,867)
                                                                         -----------    -----------
          Net increase (decrease) in cash and cash equivalents             2,921,116       (317,283)
Cash and cash equivalents at beginning of period                             148,475        643,346
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $ 3,069,591        326,063
                                                                         ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the period for interest                                 $   189,356        142,258
Cash paid during the period for income taxes                                      --         43,869
                                                                         ===========    ===========
Non-cash investing and financing activities:
Series B Convertible Preferred Stock issued for cancellation of note
   payable-stockholder, subsequently converted into common stock         $   240,000             --
Common stock issued for cancellation of note payable-stockholder             405,600             --
Cancellation of stock subscription receivable                                     --       (324,000)
                                                                         ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

           Three and Nine Month Periods Ended March 31, 2005 and 2004

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          ----------------------------------    ----------------------------------
                                          MARCH 31, 2005      MARCH 31, 2004     MARCH 31, 2005    MARCH 31, 2004
                                          ---------------    ---------------    ---------------    ---------------
Revenues:
   Software and license fees              $     1,213,434          1,947,935          3,515,973          5,126,554
   Maintenance fees                             1,492,390          1,630,643          4,075,023          4,081,665
   Consulting and other                           867,616            894,931          2,350,694          2,796,851
                                          ---------------    ---------------    ---------------    ---------------

     Total revenues                             3,573,440          4,473,509          9,941,690         12,005,070
                                          ---------------    ---------------    ---------------    ---------------
Operating costs and expenses:
   Cost of maintenance, consulting,
     and other                                    883,518            902,967          2,671,721          2,569,536
   Product development                            552,681            464,785          1,651,139          1,358,552
   Sales and marketing                          1,676,198          2,190,074          5,479,075          5,934,629
   General and administrative                   1,165,692          1,228,769          3,428,299          3,595,985
                                          ---------------    ---------------    ---------------    ---------------
     Total operating costs and expenses         4,278,089          4,786,595         13,230,234         13,458,702
                                          ---------------    ---------------    ---------------    ---------------

     Operating loss                              (704,649)          (313,086)        (3,288,544)        (1,453,632)

Interest expense, net                             (34,836)           (13,433)           (92,573)           (55,101)
                                          ---------------    ---------------    ---------------    ---------------

     Loss before income taxes                    (739,485)          (326,519)        (3,381,117)        (1,508,733)

Benefit from income taxes                              --                 --                 --                 --
                                          ---------------    ---------------    ---------------    ---------------

     Net loss                                    (739,485)          (326,519)        (3,381,117)        (1,508,733)

Preferred stock dividends                        (103,157)                --           (332,402)                --
                                          ---------------    ---------------    ---------------    ---------------

Loss attributable to common
   stockholders                           $      (842,642)          (326,519)        (3,713,519)        (1,508,733)
                                          ========================================================================

Net loss per common share--basic          $         (0.02)             (0.01)             (0.12)             (0.07)
Net loss attributable to common
   stockholders per common share- basic   $         (0.02)             (0.01)             (0.13)             (0.07)
Weighted average shares
   outstanding--basic                          37,855,779         23,631,776         28,531,202         22,785,381
Net loss per common share--diluted        $         (0.02)             (0.01)             (0.12)             (0.07)
Net loss attributable to common
   stockholders per common share-
   diluted                                $         (0.02)             (0.01)             (0.13)             (0.07)
Weighted average shares
   outstanding--diluted                        37,855,779         23,631,776         28,531,202         22,785,381

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE
                   MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

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

      Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

      Following is a reconciliation of basic and diluted net loss attributable to common stockholders per common share for the three and nine months ended March 31, 2005 and 2004, respectively:

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 MARCH 31,                        MARCH 31,
                                        ----------------------------    ----------------------------
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
Net loss attributable to common
   stockholders                         $   (842,642)       (326,519)     (3,713,519)     (1,508,733)

Weighted average shares outstanding       37,855,779      23,631,776      28,531,202      22,785,381

Net loss attributable to common
   stockholders per common share--
   basic                                $      (0.02)          (0.01)          (0.13)          (0.07)

Net loss per common share -- diluted:

Net loss attributable to common
   stockholders                         $   (842,642)       (326,519)     (3,713,519)     (1,508,733)

Weighted average shares outstanding       37,855,779      23,631,776      28,531,202      22,785,381

Common stock equivalents                           0               0               0               0

Weighted average shares and
   potential diluted shares
   outstanding                            37,855,779      23,631,776      28,531,202      22,785,381

Net loss attributable to common
   stockholders per common share --
   Diluted                              $      (0.02)          (0.01)          (0.13)          (0.07)


The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants outstanding at March 31, 2005 and 2004 totaling 14,388,964 and 7,859,890, respectively, were excluded from the computation of common share equivalents for the three and nine months ended March 31, 2005 and 2004 as they were anti-dilutive.

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

      Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                            ------------------------------    ------------------------------
                                                 2005            2004             2005             2004
                                            -------------    -------------    -------------    -------------
Loss attributable to common stockholders:
   As reported                              $    (842,642)        (326,519)      (3,713,519)      (1,508,733)
   Pro forma                                     (872,574)        (585,707)      (3,939,763)      (1,871,750)
Basic net loss per common share:
   As reported                                      (0.02)           (0.01)           (0.13)           (0.07)
   Pro forma                                        (0.02)           (0.02)           (0.14)           (0.08)
Diluted net loss per common share:
   As reported                                      (0.02)           (0.01)           (0.13)           (0.07)
   Pro forma                                        (0.02)           (0.02)           (0.14)           (0.08)
Stock based compensation:
   As reported                                          0           30,150                0          138,654
   Pro forma                                       29,932          259,188          226,244          363,017

In determining the compensation cost of options granted during the three and nine months ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                               MARCH 31,                             MARCH 31,
                                   ----------------------------------    ----------------------------------
                                        2005               2004               2005                2004
                                   ---------------    ---------------    ---------------    ---------------
Risk-free interest rate                3.375-3.50%        2.625-3.25%       3.375-3.625%        2.625-3.25%
Expected life of options granted           7 years          5-7 years          5-7 years          5-7 years
Expected volatility                           122%               122%               122%               122%
Expected dividend yield                         0%                 0%                 0%                 0%

(3)   LIQUIDITY

      The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2004, the Company generated an operating loss of $2,057,189. For the ensuing nine month period ended March 31, 2005, an additional operating loss of $3,288,544 occurred. As of March 31, 2005, the Company had an accumulated deficit of $24,505,662 and total stockholders' deficit of $1,315,895.

      During the nine month period ended March 31, 2005, the Company has raised approximately $6.9 million in debt and equity financing (see Notes). Proceeds are being used to fund operating losses and to retire its line of credit. In addition, the existing notes payable-stockholder have been converted into approximately 3.5 million shares of the Company's common stock at prices ranging from $0.15-0.30 per share.

      Over the past six months, because revenues have not improved to the extent anticipated, management has initiated expense reductions in all areas. Additional expense reductions can be expected to occur in future periods until profitable operations are achieved. If management is not successful in achieving this, the Company may seek additional financing through private equity or debt placements or additional expense reductions would be initiated to conserve cash. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

(4)   COMPREHENSIVE LOSS

      Comprehensive loss and its components consist of the following:

                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                               ----------------------------------    ----------------------------------
                               MARCH 31, 2005      MARCH 31, 2004     MARCH 31, 2005     MARCH 31, 2004
                               ---------------    ---------------    ---------------    ---------------
Net loss                       $      (739,485)          (326,519)        (3,381,117)   $    (1,508,733)
Other comprehensive loss:
Foreign currency translation
   adjustment                           (4,457)           (96,637)          (376,108)          (404,763)
                               ---------------    ---------------    ---------------    ---------------
Comprehensive loss             $      (743,942)   $      (423,156)   $    (3,757,225)   $    (1,913,496)
                               ===============    ===============    ===============    ===============

(5)   INCOME TAXES

      Through March 31, 2005, the Company has U.S. Federal and State operating loss carryforwards of approximately $7,800,000 and $2,800,000, respectively. The net operating loss carryforwards expire in the years 2010 through 2024. The Company has recorded a deferred tax asset of $2,615,000 as of March 31, 2005 and June 30, 2004. A valuation allowance has been provided for the remaining deferred tax assets related to certain foreign net operating loss carryforwards as of March 31, 2005 and June 30, 2004, respectively.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(6)   NOTES PAYABLE- STOCKHOLDER

      The Company had received interest-bearing advances from a stockholder under short-term notes. The notes carried an interest rate of 8.5% per year and were scheduled to mature on December 31, 2006, with the right to demand payment after September 30, 2005. The notes were collateralized by substantially all of the assets of the Company. Interest expense was $6,542 and $14,221 for the three month periods ended March 31, 2005 and 2004, respectively and $29,060 and $46,859 for the nine month periods ended March 31, 2005 and 2004, respectively.

      In December 2004, one of the notes in the amount of $239,384, together with $616 of accrued but unpaid interest, was converted by the stockholder into 240,000 shares of the newly created Series B Convertible Preferred Stock (see Note 8). In February 2005, in connection with the sale of common stock discussed in Note 9, the remaining balance of note payable-stockholder of approximately $400,000 was converted into 2,704,000 shares of the Company's common stock at a price of $0.15 per share and the 240,000 shares of Series B Convertible Preferred Stock were converted into 800,000 shares of common stock at a price of $0.30 per share.

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

      In July 2004, the Company entered into a one-year financing agreement with a bank that provided financing based on eligible receivables up to a maximum amount of $800,000. The financing agreement carried an interest rate based on the prime rate plus 2.5% and was collateralized by substantially all assets of its wholly-owned subsidiary CorVu North America, Inc. and was guaranteed by the Company. In addition, the Company paid an additional fee equal to 0.5% per month of the outstanding balance on each financed receivable. The financing agreement also called for an up-front loan fee equal to 1% of the maximum facility ($8,000). In connection with this agreement, the Company issued a seven-year warrant to purchase up to 38,867 shares of common stock at a price of $0.6175 per share that expires in July 2011. The fair value of the warrants at the date of grant were estimated to be approximately $21,000 using the Black-Scholes pricing model, which will be charged to operations on a straight-line basis over the term of the facility. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.625%; and an expected life of seven years. In December 2004, this agreement was terminated. In March 2005, the warrants issued in connection with this financing agreement were cancelled.

      In December 2004, the Company entered into a ninety-day revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carried an interest rate based on the prime rate plus 3% and was secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and was guaranteed by the Company and an officer of the Company. The agreement was subject to financial covenants and borrowing base restrictions. In addition, the Company was required to maintain cash collateral with the bank in the amount of not less than $100,000. In February 2005, the outstanding balance was paid with proceeds of the financing discussed in Note 9 and this agreement was terminated.

      Interest expense for all facilities for the three and nine month periods ended March 31, 2005 and 2004 was $2,903 and $4,720, respectively, and $11,134 and $10,972, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

(8)   SERIES B CONVERTIBLE PREFERRED STOCK

      During the nine month period ended March 31, 2005, the Company authorized and sold 600,000 shares of Series B Convertible Preferred Stock at a par value of $0.01 per share. A total of 360,000 shares were sold at a price of $1.00 per share, resulting in proceeds to the Company of $360,000. The Company incurred $15,417 of financing costs associated with the preferred stock offering. The remaining 240,000 shares were issued as a result of the conversion of an existing note payable-stockholder (see Note 6). Subsequently, in February 2005, these 240,000 shares were converted into 800,000 shares of the Company's common stock at a price of $0.30 per share.

      Under the terms of these shares, holders of the Series B Convertible Preferred Stock (1) are entitled to a liquidation preference equal to $1.00 per share in the event of any liquidation or dissolution of the Company, (2) are entitled to receive a dividend of 6% per annum, payable quarterly in either cash or common stock, at the option of the Company and
      (3) received piggyback registration rights. Shares of the Series B Convertible Preferred Stock are convertible into shares of the Company's common stock, at the option of the holder, at a rate of $0.30 per share, or a total of 1,200,000 shares. The conversion price is subject to adjustment under certain conditions such as stock dividends, stock splits and reclassifications. In addition, shares of the Series B Convertible Preferred Stock participate on an as-if converted basis in any dividends paid of common stock and are entitled to voting rights together with the common stock, on an as-if converted basis. In addition, the investors also received five-year warrants to purchase up to 1,400,001 shares of the Company's common stock at an exercise price of $0.20 per share. The fair value of the warrants at the date of grant was estimated to be approximately $360,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years.

      The proceeds of the Series B Convertible Preferred Stock of $360,000 and the conversion of the note payable-stockholder of $240,000 were allocated between preferred stock, the fair value of the warrants based on using Black-Scholes pricing model and the beneficial conversion of the preferred stock. As defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the resulting beneficial conversion of the Series B Convertible Preferred Stock of approximately $225,000 was accounted for as preferred stock dividends during the three month period ended December 31, 2004. For the three and nine month periods ended March 31, 2005, the Company has recorded accrued dividends of $7,057 and $10,769, respectively.

      For their efforts in securing this financing, the Company's placement agent received a five-year warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.20 per share.

(9)   DEBT AND EQUITY FINANCING TRANSACTION

      In February 2005, the Company and ComVest Investment Partners LLC (ComVest) completed a debt and equity financing which included: (1) an equity investment of $3,300,000 in exchange for 22,000,000 shares of the Company's common stock at a price of $0.15 per share; (2) a preferred stock and warrant investment of $1,700,000 in exchange for 17,000 shares of a Series C Convertible Preferred Stock ("Series C Preferred Stock"), plus five-year warrants to purchase up to 3,400,000 shares of the Company's common stock at an exercise price of $0.50 per share, and (3) a collateralized loan in the principal amount of $1,500,000.

      Each share of Series C Convertible Preferred Stock has a par value of $100 and is convertible into 200 shares of the Company's common stock, subject to customary anti-dilution provisions. The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. The Company has the right to redeem Series C Convertible Preferred Stock at any time upon 10 business days prior written notice upon payment of $100 per share plus accumulated but unpaid dividends; holders of Series C Convertible Preferred Stock may elect to convert the stock at any time. Upon liquidation of the Company, each share of Series C Convertible Preferred Stock entitles its holder to receive an amount of $150, prior and in preference to holders of common stock and any other preferred stock. In accordance with Staff Accounting Bulletin Topic 5, "Increasing Rate Preferred Stock", the Company has increased the carrying value of the Series C Convertible Preferred stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. For the three and nine month periods ended March 31, 2005, the Company has amortized $7,500 of the effective dividend discussed above. In addition, the Company has recorded accrued dividends of $13,600 as of March 31, 2005.

      The collateralized loan is secured by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance, (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded accrued interest in the amount of $12,082, which is included in interest expense in the accompanying statement of operations for the three and nine month periods ended March 31, 2005. The collateralized loan balance in the amount of $1.5 million is included as long-term debt in the accompanying balance sheet as of March 31, 2005.

      The Company shall covenant for a period equal to the shorter of (i) three years from the closing or (ii) such time as ComVest owns less than 5,000,000 shares of the Company's common stock, not to issue any shares of common stock, or any securities convertible into common stock for an effective per share price of less than $0.25 per share, without the approval of ComVest. The Company shall also agree not to incur any indebtedness for borrowed money other than an asset-based senior line of credit without the prior approval of ComVest. The Company will have the obligation to use 50% of any proceeds it may receive in the future upon the sale of certain equity or debt securities to redeem outstanding Series C Convertible Preferred Stock or to retire the loan.

      At the closing of the transaction, ComVest also received warrants to purchase another 2,000,000 shares at $0.50; however, these warrants will become exercisable only if less than two ComVest designees are members of the Company's board of directors while ComVest owns more than 5,000,000 shares of the Company's common stock.

      All warrants will be subject to anti-dilution protection and contain cashless exercise provisions.

      At closing, the Company paid ComVest a cash fee of $240,000. Without ComVest's approval, the Company may not maintain a cash balance of less than $750,000.

      Upon the closing of the financing transaction with ComVest, Delia MacIntosh, the spouse of the Company's Chief Executive Officer, converted the remaining outstanding debt of the Company in the aggregate amount of approximately $400,000 into 2,704,000 shares of Common Stock at the same terms as the equity financing.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2005
                              VERSUS MARCH 31, 2004

REVENUES:

Total revenue decreased 20% and 17% for the three and nine month periods ended March 31, 2005, respectively, compared to the same periods a year ago.

Software revenues decreased $734,501 (38%) and $1,610,581 (31%) for the three and nine month periods ended March 31, 2005, respectively, from the same periods last year. Sales of new software license fees continue to lag behind expectations. This was caused by several factors, most notably a continued lengthening of the sales cycles. In addition, since the first quarter of this year, we have reduced our salesforce by approximately 40% due to the lack of new software revenues.

Maintenance revenues decreased $138,253 (8%) and $6,642 (1%) for the three and nine month periods ended March 31, 2005, respectively, from the same periods last year. Timing of the collection of maintenance contracts affects quarter to quarter recognition since the Company does not recognize maintenance revenue until the cash is collected. For the nine month period ended March 31, 2005, we have been able to maintain our maintenance revenue stream in spite of the lack of new software revenues as discussed above.

Consulting and other revenues decreased $27,315 (3%) and $446,157 (16%), for the three and nine month periods ended March 31, 2005, respectively, from the same periods last year. Revenues in this area are clearly impacted by the result in software revenues discussed above.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $508,506 (11%) and $228,468 (2%) for the three and nine month periods ended March 31, 2005, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses decreased $19,449 (2%) for the three month period and increased $102,185 (4%) for the nine month period ended March 31, 2005, respectively. Most of the increase experienced for the nine month period occurred during our first quarter of this year when we were anticipating demand for services to increase as new software sales were closed. Since that time, due to the lack of new software revenues, we have been reducing staffing levels in this area from a peak of 32 employees as of the end of the first quarter (September 30, 2004) to a current level of 26 employees. Subsequent to the end of March 2005, three additional staff positions were eliminated which will further reduce quarterly costs by approximately $75,000. We will continue to monitor the effectiveness of expenses in this area until revenues improve.

Product development costs increased $87,896 (19%) and $292,587 (22%) for the three and nine month period ended March 31, 2005, respectively, from the same periods last year. We continue to invest in product development initiatives and, had actually increased staffing levels in this area early in this fiscal year. However, since that time, we reduced the number of employees in this area by approximately 15% (4 positions) which will reduce costs in future quarters. We will continue to monitor the effectiveness of expenses in this area until revenues improve.

Sales and marketing expenses decreased $513,876 (23%) and $455,554 (8%) for the three and nine month periods ended March 31, 2005, respectively, from the same periods last year. As discussed above, new software revenues have been below expectations, requiring us to reduce headcount in this area by approximately 40%. This reduction in workforce will have the effect of reducing other related expenses such as travel and marketing activities. During the three month period ended March 31, 2005, a total of 11 positions were eliminated. Costs included in that quarter, including one-time severance costs, that will not be included in our next fiscal quarter are approximately $360,000. Subsequent to March 31, 2005, additional costs were reduced by approximately $100,000. We will continue to monitor the effectiveness of expenses in this area until revenues improve.

General and administrative expenses decreased $63,077 (5%) and $167,686 (5%) for the three and nine month periods ended March 31, 2005, respectively, from the same periods last year. Expense reductions have occurred in several areas of operating expenses but, primarily were the result of the curtailment of investor relations activities. In addition, at the end of the three month period ended March 31, 2005, the Company terminated its relationship with an executive due to certain changes in the Company's personnel structure. Included in the expenses incurred for the three month period ended March 31, 2005, is approximately $220,000 of expenses, including severance pay, which will not be incurred in future quarters. We will continue to monitor the effectiveness of expenses in this area until revenues improve.

INTEREST EXPENSE, NET:

Interest expense, net increased $21,403 (159%) and $37,472 (68%) for the three and nine month period ended March 31, 2005, respectively, reflecting increases in interest on indebtedness. Our level of indebtedness has increased over the past twelve months from approximately $900,000 as of March 31, 2004 to $1.5 million as of March 31, 2005.

NET LOSS:

CorVu Corporation reported net losses of $739,485 and $3,381,117 for the three and nine month periods ended March 31, 2005, respectively, compared to net losses of $326,519 and $1,508,733 for the three and nine month periods ended March 31, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased by $2,921,116 during the nine month period ended March 31, 2005 from $148,475 as of June 30, 2004 to $3,069,591 as of March 31, 2005. Net cash used by operating activities was $3,281,492 for the nine month period ended March 31, 2005 which reflects our continuing operating losses. Net cash used in investing activities was $92,513, reflecting the acquisition of capital assets during the period. Net cash provided by financing activities was $6,251,918 for the nine month period ended March 31, 2005, the result of proceeds from the sale of 360,000 shares of Series B Convertible Preferred stock for $360,000 (net of expenses) and the closing of a $6.5 million debt and equity financing transaction with ComVest Investment Partners LLC. In addition, notes payable-stockholder were converted into approximately 3.5 million shares of common stock in connection with the financing transaction with ComVest.

Over the past six months, because revenues have not improved to the extent anticipated, management has initiated expense reductions in all areas. Additional expense reductions can be expected to occur in future periods until profitable operations are achieved. If management is not successful in achieving this, the Company may seek additional financing through private equity or debt placements or additional expense reductions would be initiated to conserve cash. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

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

                                     PART II
                                OTHER INFORMATION

Item  1. Legal Proceedings.

         None

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds.

         As reported in Form 8-K filed with the SEC on February 16, 2005, under a signed Securities Purchase Agreement with ComVest Investment Partners II LLC (ComVest) dated February 11, 2005, the Company issued a total of 22,000,000 shares of common stock for a purchase price of $3,300,000 and 17,000 shares of Series C Convertible Preferred Stock plus five-year warrants to purchase up to 3,400,000 shares of the common stock at an exercise price of $0.50 per share for an aggregate purchase price of $1,700,000. In addition, the Company granted additional warrants to ComVest to purchase up to 2,000,000 shares of common stock at an exercise price of $0.50 per share; however, these warrants become exercisable only if less than two ComVest designees are members of the Company's board of directors and ComVest owns less than 5,000,000 shares of the Company's common stock.

         For the issuance of securities to ComVest, the Company relied upon
         Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

Item  3. Default Upon Senior Securities.

         None

Item  4. Submission of Matters to a Vote of Security Holders.

         None

Item  5. Other Information.

         None

Item  6. Exhibits.

         See Exhibit Index on page following Certifications the signature page of this Form 10-QSB.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORVU CORPORATION


Date:  May 11, 2005                       By    /s/ David C. Carlson
                                          --------------------------
                                                    David C. Carlson
                                                    Chief Financial Officer

                                       16
================================================================================

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

3.1*       Articles of incorporation of CorVu Corporation, as amended to date

4.1 Rights of Holders of Series C Convertible Preferred Stock (Contained in Exhibit 3.1)

4.2* Registration Rights Agreement dated February 11, 2005 between CorVu Corporation and ComVest Investment Partners II LLC

10.1*+     Separation Agreement dated March 22, 2005 with Alan Missroon

10.2* Lease dated March 24, 2005 between 3 Furzeground (No. 1) Limited and 3 Furzeground (No. 2) Limited and CorVu plc

10.3*+ Amendment No. 4 to Employment Agreement dated February 11, 2005 between CorVu Corporation and Justin MacIntosh

10.4* Securities Purchase Agreement dated as of February 11, 2005 among CorVu Corporation, ComVest Partners II LLC and the Subsidiaries

10.5* Security Agreement dated February 11, 2005 among CorVu Corporation, CorVu North America, Inc. and ComVest Investment Partners II LLC

10.6* Stockholders' Agreement dated as of February 11, 2005 among certain stockholders and ComVest Investment Partners II LLC

10.7* Senior Secured Promissory Note dated February 11, 2005 payable to ComVest Investment Partners II LLC

10.8* Protective Warrant dated February 11, 2005 issued to ComVest Investment Partners II LLC

10.9* Preferred Warrant dated February 11, 2005 issued to ComVest Investment Partners II LLC

31.1       Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of
           2002

31.2       Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of
           2002

32.1       Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of
           2002

32.2       Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of
           2002


* Filed herewith
+ Management contract or compensatory plan required to be filed as an exhibit.