Form 10KSB
period 2005-06-30
CORVU CORP
filed 2005-09-28
CIK 1103341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Issuer's revenues for its most recent fiscal year: $13,170,574.

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of August 31, 2005 was approximately $4,600,000 based upon the closing price of the Registrant's Common Stock on such date.

There were 49,483,268 shares of Common Stock outstanding as of August 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting to be held on December 8, 2005 are incorporated by reference into Items 9, 10, 11, 12 and 14 of Part III.

Transitional Small Business Disclosure Format (check one). YES |_| NO |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We are a holding company that develops and sells business performance management software products and related professional services through our subsidiaries:
CorVu North America, Inc. (incorporated in Minnesota, responsible for North and South America); CorVu Plc (incorporated in England, responsible for United Kingdom/Europe), CorVu Australasia Pty. Ltd. (incorporated in Australia, responsible for the Asia-Pacific region), CorVu Software Marketing, Inc. (incorporated in Minnesota), and CorVu Latin America, Inc. (incorporated in Minnesota, currently inactive). CorVu Australasia Pty. Ltd has one subsidiary, CorVu Asia Limited, incorporated under the laws of China. CorVu Software Marketing, Inc. has one subsidiary, CorVu Software, Ltd., incorporated under the laws of England.

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

BUSINESS OF ISSUER

(i) Our Principal Products and Services

CorVu is a provider of performance management software products. The CorVu solution enables organizations to proactively monitor and manage business performance. The most recent software release, CorVu 5, combines performance metrics, reporting and analysis, budgeting and planning, objectives, initiatives, and risk management in a single application. As a web-based, purpose-built application, CorVu 5 can typically be deployed quickly to a large number of users.

We generate revenues in three areas: (1) sale and licensing of our software products; (2) consulting and training services (we refer to these services as "professional services"); and (3) maintenance agreements entered into in connection with the sale and licensing of our products.

Our Products
CorVu 5 consists of five integrated modules:
o     CorBusiness(TM)
o     CorStrategy(TM)
o     CorPlanning(TM)
o     CorRisk(TM)
o     CorIncentive(TM)

CorBusiness(TM) is a powerful and flexible business intelligence platform for reporting, analysis, and data access than can be deployed rapidly and cost effectively. It provides rich capabilities for custom reporting, graphical analysis, alerts, dashboards, briefing books, and automated data collection and consolidation.

CorStrategy(TM), the foundational module of CorVu 5, provides powerful and flexible scorecarding, objective management, and initiative management capabilities. Key features include interactive scorecards, strategy maps, briefing books, dashboards, pre-built reports and views, and a central repository for all metrics, calculations, and commentary.

CorPlanning(TM) is an easy-to-use, comprehensive, and flexible budgeting and planning application. It can be used as a stand-alone application or as an integrated component of CorVu 5 to link the planning, budgeting, and forecasting processes to business strategy. CorPlanning(TM) offers powerful capabilities, including breakback, consolidation, inter-company eliminations, multi-currency, real-time planning, driver-driven forecasting, and sophisticated, role-based security. It supports most popular planning methods, such as rolling forecasts, zero-base budgeting, outcome budgeting, "what-if" scenario modeling, beyond budgeting, top-down, bottom-up, and Activity Based Management/Costing.

CorRisk(TM) is a purpose-built enterprise risk management application that can be deployed rapidly. It provides an advanced risk management framework that monitors and manages the threats and obstacles to achieving business strategy. CorRisk(TM) offers comprehensive risk management capabilities, including loss events/incidents, risk profile reports, forecasting and modeling, personalized dashboards, risk maps, and the linking of risk management to strategy execution.

CorIncentive(TM), an integrated component of CorVu 5, aligns employee incentives with business strategy. A flexible, purpose-built application, CorIncentive(TM) links employee performance results, appraisals, reviews, and variable compensation to corporate goals. Key capabilities include a structured performance management environment for employee incentives, communication and collaboration, data collection, reporting and analysis.

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

For new customers, CorVu consultants use CorVu's RapidROI methodology to implement the CorVu software solutions within the customer's organization to quickly deliver a return on their CorVu software investment.

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

3) Help Desk Services
Phone, e-mail, and web support is provided to customers for quick product questions, issue management, and enhancement requests for future product direction.

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

(ii) Market Analysis for CorVu's Products and Services

Key market forces -- regulatory, competitive and economic -- are converging to cause companies to seek better ways to proactively monitor and manage business performance. At the same time, various regulatory requirements and initiatives now mandate that most public sector organizations operate efficiently and effectively. As a result, both private and public sector organizations are looking to performance management technology to ensure compliance, improve efficiencies, and effectively execute their strategy or mission. As a result, performance management software has emerged as one of the fastest growing markets in the technology sector. There are numerous variants of the name - Enterprise Performance Management (EPM), Corporate Performance Management (CPM), and Business Performance Management (BPM) - used by industry analysts and vendors. Gartner defines CPM as "the methodologies, metrics, processes, and systems used to monitor and manage the business performance of an enterprise."

Analysts predict that the worldwide financial/Business Performance Management market will increase to $2.1 billion in 2008 with an 11.2 percent compound annual growth rate (CAGR) for the period from 2003 through 2008. "The BPM analytic applications market performance exceeded expectations in 2004, and double-digit growth is expected to continue," says Kathleen Wilhide, research director, Compliance and BPM solutions, IDC. "Information transparency and performance management initiatives are a top priority from both a business and IT standpoint, and they will play an increasingly important role in enterprisewide transformation initiatives that reduce information silos and optimize performance management processes." Based on these predictions the Company assumes that private and public sector organizations will continue to look to performance management technology to improve efficiencies, strategy execution, visibility and accountability. The Company, therefore, believes that the market demand for its performance management software should continue to grow.

(iii) Distribution of our Products and Services

CorVu products and services are sold through our subsidiaries' direct sales offices and through "Value Added Resellers," distributors, and alliance partners.

Direct Sales Offices
Our North American subsidiary has direct sales offices in Atlanta, Washington D.C. and Minneapolis. In Europe, the CorVu sales office is located in London. Sales offices for the CorVu Asia-Pacific region have been established in Australia in Sydney and Melbourne, and in China in Shanghai and Beijing. Direct sales activities are concentrated on Global 1000 accounts.

Value Added Resellers (VARs)
Our VARs are software companies with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label CorVu products. Current VARs offer CorVu products into a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources. Under the typical agreement between a VAR and one of our subsidiaries, the VAR receives the non-exclusive license to sell the software products specified in the agreement and to grant sublicenses for the use of such software to users of the VAR's applications. The license fees paid by a VAR are a percentage of our standard license fee for the use of our software and generally may be increased at our discretion upon 30 days prior written notice. Any of the parties may terminate the agreement without giving any reason by written notice 90 days prior to the termination date. A typical VAR agreement would have a three-year term.

Distributors
CorVu distributors are companies that sell technology into geographic regions where CorVu has no physical presence. Currently, distributors are in various global locations, including Argentina, Brazil, Chile, Colombia, Mexico, Peru, Germany, Sweden, Saudi Arabia, Belgium, Bulgaria, Croatia, Denmark, France, Ireland, Italy, Netherlands, Norway, Poland, Spain, Saudi Arabia, South Africa, India, Taiwan, Korea and China. Our subsidiaries typically grant to distributors the non-exclusive license to sell the software products specified in the distributor agreement and to grant sublicenses for the use of such software. The fees a distributor pays are a percentage of our standard license fee for the use of our software and may generally be increased at our discretion upon 30 days prior written notice. The agreement may be entered into for a five-year term; termination usually requires cause such as nonperformance.

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

Historically, approximately 30-40% of our annual license revenues have been received through distributors, VARs and Alliance Partners.

(iv) Competition

The performance management market is an emerging market experiencing rapid growth. Competition is entering the space from various market segments. Primary competition comes from three basic types of vendors - Enterprise Resource Planning (ERP) vendors, Business Intelligence (BI)/Analytic Application vendors that offer product suites, and Point Solution providers that focus on a narrow segment of performance management, such as budgeting or scorecarding. This competition includes companies such as Cognos, Business Objects, Hyperion, SAP, Oracle, Peoplesoft, Geac, SAS, Cartesis, OutlookSoft, PerformanceSoft, and Applix.

CorVu specializes exclusively in performance management software. The CorVu solution is a purpose-built application that was built from the ground-up for managing all performance management business processes and supports all popular management methodologies, including Balanced Scorecard and Six Sigma. As a purpose-built application, it offers inherent advantages, such as comprehensive capabilities, rapid implementation, reduced total cost of ownership, and flexibility.

(v) Our Customers

We have customers all over the world, including North America, Latin America, United Kingdom, Europe, Australia and China. Key industry sectors represented by our customers are manufacturing, government, financial services, hospitality, non-profit, and pharmaceuticals. The CorVu customer base includes one of the largest performance management deployments in the world, several Balanced Scorecard Hall of Fame winners, and numerous reference customers that have achieved significant and measurable results.

The most license revenue that any single customer or partner has contributed to CorVu in fiscal year 2005 was about 8%. In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a few years after that order. The additional orders typically have been either (a) the addition of users for new projects, departments, divisions etc. within a given customer, or (b) the purchase of new products as these become available. Repeat business accounted for approximately 34% of our annual license revenues in fiscal year 2005.

(vi) Intellectual Property

Due to the length of the patent application procedure on one hand and the necessity to continually develop and improve our software products on the other hand, we have not sought patent protection for any of our products.

We have a number of registrations and one pending application for our trademarks. These include U.S. registrations for the trademarks CORBUSINESS, CORMANAGE, CORSTRATEGY, CORVU, MANAGING BUSINESS PERFORMANCE and both U.S. and Canadian registrations for RAPIDSCORECARD; Mexican, Colombian and Venezuelan registrations for CORVU MANAGING BUSINESS PERFORMANCE and design; and a U.S. application to register the trademark HYPERVU. Typically, trademark registrations worldwide have a duration of ten years with the possibility of an indefinite number of ten year renewals.

The computer code underlying our software is protected by copyright.

Contracts under which we license the use and/or sale of our products include confidentiality clauses to protect our products and any information in connection with them as trade secrets.

(vii) Research and Development Activities

In fiscal 2004, we spent $1,843,265 on research and development (R&D) activities, and in fiscal 2005, a total of $2,098,644. None of these costs was borne directly by any customer. We expect to continue to maintain our high level of investment in R&D activities in fiscal 2006 and are projected to spend approximately $2 million in this area.

(viii) Our Employees

As of June 30, 2005, we employed 88 people in our Company and our subsidiaries around the world. Twenty-nine of these employees worked in Sales and Marketing, 23 provided professional services such as training and general product assistance, 20 worked in product development and 16 provided general administrative and help-desk support services. All of our employees are working full-time. No employees are represented by a labor union and we consider our relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in 6,600 square feet of leased office space at 3400 West 66th Street, Edina, Minnesota. Pursuant to the lease agreement, that extends to August 31, 2007, we make monthly base rent payments with annual increases of approximately 3% per year. In addition to the base rent payments, we reimburse the landlord for any operating costs allocable to our premises based upon the rentable square foot office area allocable to our premises. Rent payments are approximately $11,000 per month. The premises include a reception area, conference and training rooms, as well as executive and administrative offices.

The major regional centers of our subsidiaries are located in Sydney (Australia) and London (England). Monthly rental payments (in U.S. dollars) for the Sydney office amount to about $24,000 and for the London office to approximately $14,000. These amounts are subject to variations due to the applicable exchange rates. The lease agreements vary concerning terms and conditions, are subject to the applicable local laws and expire at various times through March 2010.

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

                                                          COMMON STOCK
                                                ------------------------------
FISCAL QUARTER ENDED                               HIGH BID       LOW BID
------------------------------------------------------------------------------
September 30, 2003                                $    1.14      $     .65
December 31, 2003                                 $    1.20      $     .70
March 31, 2004                                    $    1.20      $     .58
June 30, 2004                                     $    1.29      $     .58

September 30, 2004                                $     .55      $     .27
December 31, 2004                                 $     .36      $     .16
March 31, 2005                                    $     .35      $     .20
June 30, 2005                                     $     .20      $     .12

As of August 31, 2005, we had 176 shareholders of record. We have never paid cash dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.

The following table provides information as of June 30, 2005 about the Company's equity compensation plans.


                                                                                        NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES TO        WEIGHTED AVERAGE        AVAILABLE FOR FUTURE ISSUANCE UNDER
                               BE ISSUED UPON EXERCISE       EXERCISE PRICE OF             EQUITY COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                   COLUMN (A))
                             ---------------------------- -------------------------  --------------------------------------
                                         (A)                         (B)                            (C)
                             ---------------------------- -------------------------  --------------------------------------
Equity compensation plans
   approved by security
   Holders**..............              5,022,419                    $ 0.55                         2,977,581

Equity compensation plans
   not approved by
   security holders*.....               2,082,942                    $ 1.21                               -0-

Total                                   7,105,361                    $ 0.74                         2,977,581

      * Includes individual compensation agreements with employees domiciled in the U.S. and outside the U.S. as well as agreements with certain vendors issued in exchange for goods and services rendered.

      ** Includes an additional 3,500,000 of shares reserved for the plan that have been approved by the Board of Directors but are subject to approval by the shareholders at the upcoming Annual meeting.

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

Software License Fees. Software license fee revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. When the Company receives cash for prepayment of software license fees from resellers or distributors, revenue is recognized upon the delivery and acceptance of the product, when title to the product has passed to the reseller or distributor and there is no right of return. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence.

Maintenance, Consulting and other. Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred until collection has occurred and recognized ratably over the term of the maintenance agreements.

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

FISCAL YEAR ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004

REVENUES:

CorVu derives its revenues from three sources: (i) the sale and licensing of its software products; (ii) consulting and training services; and (iii) maintenance agreements in connection with the sale and licensing of software products. CorVu recognizes revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statements of Position 98-4 and 98-9. Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are deemed reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and other revenues are recognized when services are performed.

Total revenue decreased by $2,987,089 (18%) from $16,157,663 for the year ended June 30, 2004 to $13,170,574 for the year ended June 30, 2005.

Software and license fee revenues decreased $2,604,656 (38%) from $6,813,690 in 2004 to $4,209,034 in 2005. There were disappointing sales results in the Americas region (a 59% decrease from 2004) and the Asia-Pacific region (a 52% decrease from 2004), which were caused by poor sales execution stemming from a lack of operational focus on the sales process, including the sales qualification process, and a lack of focus on defined target markets and prospects. These issues led to significant salesperson turnover and reductions during the year and, ultimately, changes in sales management. The only region which showed consistent performance year on year was the UK/Europe region, which showed an increase of 3%.

Maintenance fees increased $259,925 (5%) from $5,572,287 in 2004 to $5,832,212 in 2005. We would expect to continue to show revenue growth in this area in 2006 based on expected renewal rates on existing contracts and the expected growth in the sale of new contracts to new customers.

Consulting and other revenues decreased $642,358 (17%) from $3,771,686 in 2004 to $3,129,328 in 2005. A significant part of this revenue stream follows along with the sale of new software and license fees. As a result of the decrease in software and license fees discussed above, billable hours for implementation and consulting services declined substantially from 2004 to 2005. Reductions in number of consulting personnel also contributed to the decline in billable hours. As sales of software and license fees improve in 2006, we would also expect to see increases in this area of revenue.

OPERATING EXPENSES:

Operating expenses decreased by $1,171,453 (6%) from $18,214,852 for the year ended June 30, 2004 to $17,043,399 for the year ended June 30, 2005.

Cost of consulting and other services decreased $21,789 (1%) from $3,365,157 in 2004 to $3,343,368 in 2005. As discussed above under consulting and other revenues, we reduced the number of personnel in this area during 2005 due to a reduction in demand for their services from 30 employees at the end of 2004 to 23 employees at the end of 2005. This reduction was almost entirely offset by an increase in the foreign currency exchange rate in both of our non-U.S. regions. For fiscal year 2006, we expect expenditure levels to be comparable to the level incurred in 2005.

Product development costs increased $255,379 (14%) from $1,843,265 in 2004 to $2,098,644 in 2005. We continue to maintain our high level of investment in this area in our effort to keep improving our products. The number of employees in this area decreased during 2005 from a high of 24 at the beginning of the year to 20 at the end of the year. This reduction in force was more than offset by an increase in the foreign currency exchange rate in Australia, where our product development team is located. For fiscal year 2006, we expect expenditure levels to be comparable to the level incurred in 2005.

Sales and marketing expenses decreased $1,477,825 (18%) from $8,335,379 in 2004 to $6,857,554 in 2005. Due to declining sales during the year and, in an effort to minimize operating losses, significant reductions in staffing levels in this area occurred during 2005. At the beginning of 2005, we had a total of 42 employees in this area which was reduced to a level of 29 employees by the end of 2005. This reduction in force included quota-carrying salespeople and sales management positions. In addition to reduction in salaries, commissions and related costs, we curtailed spending in other areas such as marketing activities and employee travel costs. Due to the significant reductions implemented during fiscal year 2005 and, as we have stabilized operating expense levels in regards to sales and marketing expenditures, we would expect a significant reduction in expenses during fiscal year 2006.

General and administrative expenses increased $72,782 (2%) from $4,671,051 in 2004 to $4,743,833 in 2005. The amount in 2005 includes a $250,000 write-off of a receivable from an international distributor. As with the other areas of the operation, we expect fiscal year 2006 expenditures in this area to be less than the level achieved in 2005 due to cost savings and expense reduction measures that have been implemented.

OPERATING LOSS:

CorVu Corporation incurred operating losses of $3,872,825 and $2,057,189 for the years ended June 30, 2005 and 2004, respectively. The $1,815,636 increase in operating loss from 2004 to 2005 resulted primarily from the $2,987,089 decrease in revenue which was only partly offset by the $1,171,453 decrease in operating expense.

INTEREST EXPENSE, NET:

Interest expense, net increased $38,305 (54%) from $71,468 in 2004 to $109,773 in 2005. An increased level of indebtedness, as a result of the debt transactions that occurred during the year, contributed to increased interest expense. We expect the expense level in this area to continue to decline moderately in fiscal year 2006.

DEFERRED INCOME TAX PROVISION:

For the year ended June 30, 2005, we have recorded a one-time, non-recurring deferred income tax provision of $2,615,000 against a previously (fiscal 2003) recorded deferred income tax asset, which represented a portion of the value of accumulated net operating losses which could have been utilized in future periods to offset federal and state income tax liabilities. In light of the operating losses incurred over the past two years, management felt it was prudent to record this provision as of June 30, 2005.

NET LOSSES:

CorVu Corporation incurred net losses of $6,597,598 and $2,128,657 for the years ended June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased by $2,014,391 from $148,475 as of June 30, 2004 to $2,162,866 as of June 30, 2005.

Net cash used in operating activities was $4,125,929 for the year ended June 30, 2005, reflecting the net loss incurred for 2005 as well as changes in various working capital items. Net cash used in investing activities was $167,303 for the year ended June 30, 2005 reflecting the acquisition of capital assets. Net cash provided by financing activities was $6,253,178 for the year ended June 30, 2005. Proceeds from the sale of preferred and common stock and the exercise of stock options accounted for $5,053,178, net of expenses. In addition, the Company had borrowings under long-term debt of $1.5 million under a new term loan and repaid its existing line of credit facility in the amount of $300,000.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2005, the Company generated an operating loss of $3,872,825. As of June 30, 2005, the Company had an accumulated deficit of $27,738,043 and total stockholders' deficit of $4,434,313.

During the past twelve months, because revenues have not been sufficient to cover operating expenses, the Company has initiated expense reductions in all areas. Concurrent with those reductions, the Company has brought in new leadership including sales management and has re-focused sales and marketing initiatives. Management expects revenues to improve as sales and marketing initiatives commenced within the last few months, allowing the Company to be more effective in selling its products and services. In the event these initiatives do not materialize at the expected rates, management would seek additional financing through private equity placements or would conserve cash by further reducing operating expenses. There can be no assurance that the Company will be successful in achieving these objectives. In connection with the debt and equity transaction discussed in Note 12, the Company has agreed to maintain a minimum cash balance of $750,000. This cash is available for the Company to use but, in the event of its use, an event of default under the debt instrument would be triggered which, if left uncured, could result in the debt being declared immediately due and payable. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations. We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations, including interest expense, at June 30, 2005, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in Thousands):

                                          1 YEAR      1-3        OVER
                                TOTAL     OR LESS    YEARS      3 YEARS
                               ------     -------    ------     -------
Operating leases .........     $2,911     $  811     $1,168     $  932
Long-term debt............      1,945        109      1,836         --
                               ------     ------     ------     ------
Total ....................     $4,856     $  920     $3,004     $  932
                               ------     ------     ------     ------

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

Competitive factors, including, but not limited to
o     pricing pressures, both in the United States and abroad
o     superior financial strength of some of our competitors
o possible development of new products by competitors having superior performance characteristics
o possible technological advances, intellectual property rights and registrations obtained by competitors

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES
                        Consolidated Financial Statements
                             June 30, 2005 and 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders, Board of Directors, and Audit Committee
CorVu Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CorVu Corporation and Subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and Subsidiaries as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Minneapolis, Minnesota                       /s/ VIRCHOW, KRAUSE & COMPANY, LLP
September 9, 2005

                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2005 and 2004


                                                                                             2005              2004
                                                                                         ------------      ------------
                                        ASSETS

Current assets:
   Cash and cash equivalents .......................................................     $  2,162,866      $    148,475
   Trade accounts receivable, net of allowance for doubtful accounts of $65,000 and
     $112,000, respectively ........................................................        4,199,610         4,207,058
   Deferred income taxes ...........................................................               --           727,000
   Prepaid expenses ................................................................          379,072           209,777
   Other current assets ............................................................          111,401            75,607
                                                                                         ------------      ------------
        Total current assets .......................................................        6,852,949         5,367,917
                                                                                         ------------      ------------
Furniture, fixtures, and equipment .................................................          755,318           725,744
   Less accumulated depreciation ...................................................         (468,947)         (463,125)
                                                                                         ------------      ------------
        Net furniture, fixtures and equipment ......................................          286,371           262,619

Other assets:
   Deferred income taxes ...........................................................               --         1,888,000
                                                                                         ------------      ------------
                                                                                         $  7,139,320      $  7,518,536
                                                                                         ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Line of credit ..................................................................     $         --      $    300,000
   Accounts payable ................................................................        1,213,332         1,489,123
   Accrued compensation and related costs ..........................................        1,868,877         2,425,730
   Deferred revenue ................................................................        6,190,490         4,948,118
   Accrued interest ................................................................           39,698           100,534
   Other accrued expenses ..........................................................          761,236           911,966
                                                                                         ------------      ------------
        Total current liabilities ..................................................       10,073,633        10,175,471
Long-term debt................................................................ .....        1,500,000                --
Notes payable - stockholder ........................................................               --           600,784
                                                                                         ------------      ------------
        Total liabilities ..........................................................       11,573,633        10,776,255
                                                                                         ------------      ------------

Stockholders' deficit:
   Undesignated capital stock, 23,383,000 and 24,000,000 shares
     at June 30, 2005 and 2004, respectively, none issued                                          --                --
   Series C convertible preferred stock, Par value $100 per share:
     17,000 shares authorized; 17,000 and none issued and outstanding at June 30, 2005
     and 2004, respectively, liquidation preference of $2,550,000 at June 30, 2005          1,767,500                --
   Series B convertible preferred stock, Par value $0.01 per share:
     600,000 shares authorized; 360,000 and none issued and outstanding at June
     30, 2005 and 2004, respectively, liquidation preference of $360,000
     at June 30, 2005                                                                           3,600                --
   Series A convertible preferred stock, Par value $10 per share:
     1,000,000 shares authorized; none issued and outstanding
     at June 30, 2005 and 2004, respectively ..............................                        --                --
   Common stock, $0.01 par value; 75,000,000 shares authorized;
     49,483,268 and 23,970,268 shares issued and outstanding at June 30, 2005 and 2004,
     respectively ..................................................................          494,833           239,703
   Additional paid-in capital ......................................................       22,012,720        18,026,955
   Accumulated deficit .............................................................      (27,738,043)      (20,792,143)
   Deferred compensation ...........................................................          (17,900)          (23,616)
   Accumulated other comprehensive loss ............................................         (957,023)         (708,618)
                                                                                         ------------      ------------
        Total stockholders' deficit ................................................       (4,434,313)       (3,257,719)
                                                                                         ------------      ------------
        Commitments (Notes 4 and 6)
        Total liabilities and stockholders' deficit ................................     $  7,139,320      $  7,518,536
                                                                                         ============      ============

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years ended June 30, 2005 and 2004

                                                  2005               2004
                                              ------------      ------------
Revenues:
   Software and license fees ...............  $  4,209,034      $  6,813,690
   Maintenance fees ........................     5,832,212         5,572,287
   Consulting and other ....................     3,129,328         3,771,686
                                              ------------      ------------
        Total revenues .....................    13,170,574        16,157,663
                                              ------------      ------------
Operating costs and expenses:
   Cost of consulting and other services....     3,343,368         3,365,157
   Product development .....................     2,098,644         1,843,265
   Sales and marketing .....................     6,857,554         8,335,379
   General and administrative ..............     4,743,833         4,671,051
                                              ------------      ------------
        Total operating costs and expenses .    17,043,399        18,214,852
                                              ------------      ------------
        Operating loss......................    (3,872,825)       (2,057,189)
Interest expense, net ......................      (109,773)          (71,468)
                                              ------------      ------------
        Loss before income taxes ...........    (3,982,598)       (2,128,657)
Deferred income tax provision...............     2,615,000                --
                                              ------------      ------------
        Net loss............................    (6,597,598)       (2,128,657)
Preferred stock dividends...................      (348,302)               --
                                              ------------      ------------
Loss attributable to common stockholders....  $ (6,945,900)     $ (2,128,657)
                                              ============      ============

Net loss per common share--basic............  $      (0.20)     $      (0.09)
Loss attributable to common stockholders
 per common share-basic.....................         (0.21)            (0.09)
Weighted average shares outstanding--basic...   33,754,597        23,079,416
Net loss per common share--diluted........... $      (0.20)     $      (0.09)
Loss attributable to common stockholders
 per common share-diluted...................         (0.21)            (0.09)
Weighted average shares outstanding-diluted     33,754,597        23,079,416

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                       Years ended June 30, 2005 and 2004


                                                          SERIES C                      SERIES B
                                                      PREFERRED STOCK                PREFERRED STOCK
                                                 -------------------------  --------------------------------
                                                    SHARES      AMOUNT          SHARES          AMOUNT
                                                 ----------- -------------  ---------------- ---------------
Balance, June 30, 2003                                   --   $        --                --  $           --
                                                 ----------- -------------  ---------------- ---------------
Balance, June 30, 2004                                   --            --                --              --

Issuance of preferred stock, net of expenses         17,000     1,700,000           360,000            3,600
Note payable-stockholder converted into preferred
  stock                                                  --            --           240,000            2,400
Preferred stock converted into common stock              --            --          (240,000)          (2,400)
Increasing rate dividend adjustment                      --        90,000                --               --
Amortization of increasing rate dividend
  adjustment                                             --       (22,500)               --               --
                                                 ----------- -------------  ---------------- ---------------
Balance, June 30, 2005                               17,000  $  1,767,500           360,000  $         3,600
                                                 =========== =============  ================ ===============



                                                            COMMON STOCK         ADDITIONAL          STOCK
                                                     -------------------------   PAID-IN         SUBSCRIPTION     ACCUMULATED
                                                       SHARES         AMOUNT      CAPITAL          RECEIVABLE         DEFICIT
                                                     ------------  ------------  -------------    --------------  ----------------
Balance, June 30, 2003                               22,753,029 $      227,474   $ 16,886,375     $   (324,000)   $   (18,509,486)
Comprehensive loss:
        Net loss                                           --              --              --               --         (2,128,657)
        Foreign currency translation adjustment            --              --              --               --                 --

Repurchase of common stock                           (1,087,097)       (10,871)      (313,129)         324,000           (154,000)
Exercise of stock options                               204,335          2,044         47,078               --                 --
Non-cash transactions related to equity
   transactions (Note 4)                                   --               --         31,020               --                 --
Issuance of common stock, net of expenses             2,100,001         21,056      1,375,611               --                 --
                                                    ----------   --------------   ------------    ---------------  ---------------
Balance, June 30, 2004                              23,970,268         239,703     18,026,955               --        (20,792,143)

Issuance of preferred stock, net of expenses               --               --        340,983               --                --
Note payable-stockholder converted into preferred
  stock                                                    --               --        237,600               --                --
Preferred stock converted into common stock                --               --             --               --                --
Increasing rate dividend adjustment                        --               --             --               --                --
Amortization of increasing rate dividend adjustment        --               --             --               --                --
Comprehensive loss:
        Net loss                                           --               --             --               --        (6,597,598)
        Foreign currency translation adjustment            --               --             --               --                --

Exercise of stock options                                9,000              90          1,170               --                --
Non-cash transactions related to equity
    transactions (Note 4)                                  --               --         20,184               --                --
Issuance of common stock, net of expenses           22,000,000         220,000      2,787,335               --                --
Preferred stock converted into common stock            800,000           8,000         (5,600)              --                --
Notes payable-stockholder converted into
    common stock                                     2,704,000          27,040        378,560               --                --
Intrinsic dividend adjustment                              --               --        225,533               --           (225,533)
Increasing rate dividend adjustment                        --               --             --                --           (90,000)
Amortization of increasing rate dividend
    adjustment                                             --               --             --                --            22,500
Preferred stock dividends                                  --               --             --                --           (55,269)
                                                    ----------   --------------   ------------    --------------  ----------------
Balance, June 30, 2005                              49,483,268    $    494,833    $22,012,720  $            --  $     (27,738,043)
                                                    ==========   ==============   ============    ==============  ================

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                       Years ended June 30, 2005 and 2004

                                                                          ACCUMULATED
                                                                             OTHER            TOTAL
                                                              DEFERRED    COMPREHENSIVE   STOCKHOLDERS'
                                                             COMPENSATION     LOSS         DEFICIT
                                                             ----------- -------------  --------------
            Balance, June 30, 2003                           $  (131,250) $  (520,929)   $  (2,371,816)
            Comprehensive loss:
                    Net loss                                          --           --       (2,128,657)
                    Foreign currency translation adjustment           --      (187,689)       (187,689)
                                                                                         -------------
            Comprehensive loss                                                             (2,316,346)
            Repurchase of common stock                                --           --        (154,000)
            Exercise of stock options                                 --           --          49,122
            Non-cash transactions related to equity
                Transactions (Note 4)                             107,634           --        138,654
            Issuance of common stock, net of expenses                 --           --       1,396,667
                                                             ----------- -------------  --------------
            Balance, June 30, 2004                                (23,616)    (708,618)    (3,257,719)
            Issuance of preferred stock, net of expenses              --           --       2,044,583
            Note payable-stockholder converted into preferred
              stock                                                   --           --         240,000
            Preferred stock converted into common stock               --           --              --
            Increasing rate dividend adjustment                       --           --              --
            Amortization of increasing rate dividend adjustment       --           --              --
            Comprehensive loss:
                    Net loss                                          --           --      (6,597,598)
                    Foreign currency translation adjustment           --      (248,405)      (248,405)
                                                                                         -------------
            Comprehensive loss                                                             (6,846,003)
            Exercise of stock options                                 --           --           1,260
            Non-cash transactions related to equity
                transactions (Note 4)                               5,716          --          25,900
            Issuance of common stock, net of expenses                 --           --       3,007,335
            Preferred stock converted into common stock               --           --              --
            Notes payable-stockholder converted into
                common stock                                          --           --         405,600
            Intrinsic dividend adjustment                             --           --              --
            Increasing rate dividend adjustment                       --           --              --
            Amortization of increasing rate dividend adjustment       --           --              --
            Preferred stock dividends                                 --           --         (55,269)
                                                             ----------- -------------  --------------
            Balance, June 30, 2005                           $   (17,900)$    (957,023) $  (4,434,313)
                                                             =========== =============  ==============

                   See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2005 and 2004


                                                                                           2005           2004
                                                                                       -----------    -----------
Cash flows from operating activities:
   Net loss.........................................................................   $(6,597,598)   $(2,128,657)

   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ..................................................................       143,551        134,409
     Warrants and stock options vested .............................................        25,900        138,654
     Deferred income tax provision......................................... ........     2,615,000             --
     Changes in operating assets and liabilities:
        Trade accounts receivable, net .............................................         7,448     (1,312,865)
        Prepaid expenses ...........................................................      (169,295)        69,379
        Other current assets .......................................................       (35,794)        (8,273)
        Accounts payable ...........................................................      (350,791)       527,355
        Accrued compensation and related costs .....................................      (631,853)       502,426
        Deferred revenue ...........................................................     1,167,372        559,394
        Accrued interest ...........................................................       (60,836)       (68,130)
        Other accrued expenses .....................................................      (239,033)       194,385
                                                                                       -----------    -----------
          Net cash used in operating activities.....................................    (4,125,929)    (1,391,923)
                                                                                       -----------    -----------

Cash flows from investing activities:
   Capital expenditures ............................................................      (167,303)      (235,647)
                                                                                       -----------    -----------
          Net cash used in investing activities ....................................      (167,303)      (235,647)
                                                                                       -----------    -----------

Cash flows from financing activities:
   Net proceeds from sale of common stock ..........................................     3,007,335      1,396,667
   Net proceeds from sale of Series B convertible preferred stock...................       344,583             --
   Net proceeds from sale of Series C convertible preferred stock...................     1,700,000             --
   Borrowings on long-term debt ...................................................      1,500,000             --
   Repayment of line of credit.................................................... .      (300,000)            --
   Borrowings on line of credit ....................................................           --          50,000
   Exercise of stock options .......................................................         1,260         49,122
   Repurchase of common stock ......................................................            --       (154,000)
   Repayment of notes payable- stockholder .........................................           --        (193,978)
                                                                                       -----------    -----------
          Net cash provided by financing activities ................................     6,253,178      1,147,811

Effect of exchange rate changes on cash ............................................        54,445        (15,112)
                                                                                       -----------    -----------
          Net increase (decrease) in cash and cash equivalents .....................     2,014,391       (494,871)

Cash and cash equivalents at beginning of year .....................................       148,475        643,346
                                                                                       -----------    -----------
Cash and cash equivalents at end of year ...........................................   $ 2,162,866    $   148,475
                                                                                       ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the year for interest .............................................   $   201,641    $   149,628
Cash paid during the year for income taxes..........................................         3,354         42,918
Non-cash investing and financing activities:
Series B Convertible Preferred Stock issued for cancellation of note payable-
  stockholder, subsequently converted into common stock.............................   $   240,000    $        --
Common stock issued for cancellation of note payable-stockholder....................       405,600             --
Cancellation of stock subscription and exercise of stock option.....................            --       (324,000)


See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004

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

Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. When the Company receives cash for prepayment of software license fees from resellers or distributors, revenue is recognized upon the delivery and acceptance of the product, when the title to the product has been passed to the reseller or distributor and there is no right of return. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 to 36 months. Consulting and other revenues are recognized when services are performed.

Deferred revenue represents payment received or amounts billed in advance of services to be performed. Billing occurs within 30 days of scheduled performance of services.

(B) RESEARCH AND DEVELOPMENT

Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company's software research and development costs primarily relate to software development during the period prior to technological feasibility and are expensed as incurred. During fiscal 2005 and 2004, no software development costs were capitalized.

(C) COMPREHENSIVE LOSS

Comprehensive loss represents the change in stockholders' deficit resulting from other than stockholder investments and distributions. Accumulated other comprehensive loss in the consolidated statements of stockholders' deficit is solely comprised of the accumulated foreign currency translation adjustment.

Comprehensive loss and its components consist of the following for the years ended June 30:

                                   2005           2004
                               -----------    -----------
Net loss..................   $  (6,597,598)    (2,128,657)
Other comprehensive loss:
Foreign currency translation
   adjustment ..............      (248,405)      (187,689)
                               -----------    -----------
Comprehensive loss..........   $(6,846,003)   $(2,316,346)
                               -----------    -----------

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

(E) NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE

Basic net loss attributable to common stockholders per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss attributable to common stockholders per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of basic or diluted net loss attributable to common stockholders per share for the years ended June 30, 2005 and 2004 because their inclusion would be anti-dilutive.

Following is a reconciliation of basic and diluted net loss attributable to common stockholders per common share for the years ended June 30:

                                              2005          2004
                                           ----------    ----------
Net loss attributable to common
  stockholders                            $(6,945,900)  (2,128,657)

Weighted average shares outstanding        33,754,597    23,079,416

Net loss attributable to common
  Stockholders per common share-basic     $     (0.21)       (0.09)

Net loss per common share -diluted:

Net loss attributable to common
  Stockholders                            $(6,945,900)  (2,128,657)

Weighted average shares outstanding        33,754,597    23,079,416

Common stock equivalents                           --            --

Weighted average shares and potential
   diluted shares outstanding              33,754,597    23,079,416

Net loss attributable to common
  Stockholders per common share-diluted   $     (0.21)       (0.09)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

All options and warrants outstanding at June 30, 2005 and 2004 were excluded from the computation of common share equivalents for the years ended June 30, 2005 and 2004 because their inclusion would be anti-dilutive. The number of potential anti-dilutive shares at June 30, 2005 and 2004 were 15,193,069 and 8,068,223, respectively.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted loss attributable to common stockholders per common share would have been changed to the following pro forma amounts for the years ended June 30:

                                                2005              2004
                                             ------------     ------------
Loss attributable to common stockholders:
   As reported                               $ (6,945,900)    $(2,128,657)
   Pro forma                                   (7,700,568)     (2,594,805)

Basic loss attributable to common
  stockholders per common share:
   As reported                                      (0.21)          (0.09)
   Pro forma                                        (0.23)          (0.11)

Diluted loss attributable to common
  stockholders per common share:
   As reported                                      (0.21)          (0.09)
   Pro forma                                        (0.23)          (0.11)

Stock based compensation:
   As reported                                     25,900          34,604
   Pro forma                                      754,668         466,148

In determining the compensation cost of options granted during years ended June 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                              2005             2004
                                          --------------   -------------
Risk-free interest rate                     3.375-3.625%    2.625-4.000%
Expected life of options granted               5-7 years         7 years
Expected volatility                                 152%            122%
Expected dividend yield                               0%              0%

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

(J) FURNITURE, FIXTURES AND EQUIPMENT, NET

Furniture, fixtures and equipment consists of property, equipment, furniture and computers and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets that generally range from three to seven years. Leasehold improvements are amortized using straight-line methods over the shorter of the life of the asset or the life of the lease. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense was $143,551 and $134,409 for the years ended June 30, 2005 and 2004, respectively.

(K) ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs totaled approximately $0 and $130,000 for the years ended June 30, 2005 and 2004, respectively.

(L) BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells principally to resellers and end users in the United States, Australia, and United Kingdom/Europe. The Company performs ongoing credit evaluations of its customers and trade accounts receivable are unsecured. On a periodic basis, the Company evaluates its accounts receivable based on history of past write-offs and collections and current credit conditions and accordingly adjusts their allowance for doubtful accounts. Past due accounts are determined based on individual customer terms and the policy of write-offs and collection efforts vary based on account circumstances. The Company does not accrue interest on outstanding accounts receivable balances. As of June 30, 2005 and 2004, the balance of accounts receivable represented by unpaid maintenance contracts (which is included in deferred revenues) was $1,858,407 and $1,269,477, respectively.

(M) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not record any impairment charges for the years ended June 30, 2005 and 2004.

(N) USE OF ESTIMATES

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

(P) NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's consolidated financial statements.

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs , wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period chargers. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets" which amends APB Opinion No. 29, "Accounting for Non-monetary Transaction." APB No. 29 is based on the principle that exchanges should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flow of the entity is expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset changes occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The Company has not evaluated the impact, if any, of the adoption of SFAS No. 123R on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and SFAS No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

(3)  LIQUIDITY

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2005, the Company generated an operating loss of $3,872,825. As of June 30, 2005, the Company had an accumulated deficit of $27,738,043 and total stockholders' deficit of $4,434,313.

During the year ended June 30, 2005, the Company has raised approximately $6.5 million in debt and equity financing, net of expenses (see Notes 11 and 12). Proceeds are being used to fund operating losses and to retire its line of credit. In addition, the existing notes payable-stockholder have been converted into approximately 3.5 million shares of the Company's common stock at prices ranging from $0.15-0.30 per share.

During the past twelve months, because revenues have not been sufficient to cover operating expenses, the Company has initiated expense reductions in all areas. Concurrent with those reductions, the Company has brought in new leadership including sales management and has re-focused sales and marketing initiatives. Management expects revenues to improve as sales and marketing initiatives commenced within the last few months, allowing the Company to more effectively sell its products and services. In the event these initiatives do not materialize at the expected rates, management would seek additional financing through private equity placements or would conserve cash by further reducing operating expenses. There can be no assurance that the Company will be successful in achieving these objectives. In connection with the debt and equity transaction discussed in Note 12, the Company has agreed to maintain a minimum cash balance of $750,000. This cash is available for the Company to use but, in the event of its use, an event of default under the debt instrument would be triggered which, if left uncured, could result in the debt being declared immediately due and payable. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations. We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

(4) STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company's 1996 Stock Option Plan (the Plan) provides for the issuance of up to an aggregate of 4,500,000 shares of common stock to employees, directors, and consultants. The Plan provides for the issuance of incentive and nonqualified stock options. In June 2005, the Board of Directors authorized an increase in the number of shares reserved for the Plan to 8,000,000. The increase in the number of shares reserved for the Plan is subject to approval by the shareholders at the upcoming Annual meeting. In addition, the vesting on all outstanding stock options was accelerated so that all were 100% exercisable as of June 30, 2005. As defined in Financial Accounting Standards Board Interpretation (FIN) No.44, "Accounting for Certain Transactions Involving Stock Compensation", it was determined that there was no compensation expense as a result of the acceleration of the vesting of the outstanding options.

Under the Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of the grant. The exercise price for incentive stock options is at least 110% of the fair market value on the date of the grant for persons with greater than 10% of the voting power of all classes of stock. Options generally expire in five or seven years; incentive stock options may expire in five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by a compensation committee appointed by the board of directors and generally provide for shares to vest ratably over three years.

Under SFAS No. 123 "Accounting for Stock-Based Compensation," the weighted average estimated fair value of stock options granted at exercise price equal to market price of grant date during 2005 and 2004 was $0.15 and $0.75 per share, respectively.

The activity for the Plan is summarized as follows:


                                                                     WEIGHTED-
                                                                  AVERAGE EXERCISE
                                                  OPTIONS         PRICE PER SHARE
                                             -------------------  ------------------
Outstanding at June 30, 2003 ............             3,401,126    $           1.13
   Granted ..............................             1,485,750                0.85
   Exercised ............................              (204,335)               0.24
   Forfeited.............................              (607,665)               1.68
                                             -------------------   -----------------
Outstanding at June 30, 2004 ............             4,074,876    $           0.98
   Granted ..............................             2,466,751                0.16
   Exercised ............................                (9,000)               0.14
   Forfeited.............................            (1,510,208)               1.09
                                             -------------------   -----------------
Outstanding at June 30, 2005.............             5,022,419    $           0.55
                                             ===================   =================
Options exercisable at June 30, 2005.....             5,022,419    $           0.55
                                             ===================   =================
Options exercisable at June 30, 2004.....             2,921,043    $           1.07
                                             ===================   =================

At June 30, 2005 and 2004, the weighted average remaining contractual life of outstanding options was 5.1 and 4.5 years, respectively.

During fiscal 2005, the Company issued five year stock options to directors in exchange for services, valued at $43,800 using the Black Scholes pricing model, to purchase up to an aggregate of 215,000 shares of common stock at prices ranging from $0.24-0.28 per share. During fiscal 2004, the Company issued five year stock options to directors in exchange for services, valued at $58,220 using the Black Scholes pricing model, to purchase up to an aggregate of 80,000 shares of common stock at prices ranging from $0.82-$1.10 per share.

In connection with these issuances, the Company has recorded expenses totaling $25,900 and $34,604 in the accompanying consolidated statements of operations for the years ended June 30, 2005 and 2004, respectively. Remaining amounts to be expensed in the future, which is included in deferred compensation in the accompanying consolidated balance sheets as of June 30, 2005 and 2004, are $17,900 and $23,616, respectively.

Options activity outside the Plan is summarized as follows:


                                                                     WEIGHTED-
                                                                  AVERAGE EXERCISE
                                                  OPTIONS         PRICE PER SHARE
                                             -------------------  ------------------
Outstanding at June 30, 2003 ............             1,349,439    $           1.69
   Granted ..............................                 4,500                1.78
   Exercised ............................                    --                  --
   Forfeited.............................               (27,000)               2.41
                                             -------------------   -----------------
Outstanding at June 30, 2004 ............             1,326,939    $           1.67
   Granted ..............................                    --                  --
   Exercised ............................                    --                  --
   Forfeited.............................              (127,126)               2.11
                                             -------------------   -----------------
Outstanding at June 30, 2005.............             1,199,813    $           1.63
                                             ===================   =================
Options exercisable at June 30, 2005.....             1,199,813    $           1.63
                                             ===================   =================
Options exercisable at June 30, 2004.....             1,326,939    $           1.67
                                             ===================   =================

At June 30, 2005 and 2004, the weighted average remaining contractual life of outstanding options outside the Plan was 1.0 and 2.0 years, respectively.

The following tables summarize information about stock options outstanding as of June 30, 2005:


                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                   -------------------------------------------------------- ------------------------------------
                                      WEIGHTED-AVERAGE        WEIGHTED-                            WEIGHTED-
                                          REMAINING           AVERAGE                              AVERAGE
EXERCISE                NUMBER           CONTRACTUAL         EXERCISE            NUMBER           EXERCISE
PRICES                OUTSTANDING           LIFE               PRICE           EXERCISABLE          PRICE
-----------------   -----------------  -----------------   ----------------   -----------------   --------------
$    0.08-0.12             2,052,751                6.5    $          0.12          2,052,751     $        0.12
     0.14-0.20               183,000                2.7               0.20            183,000              0.20
     0.23-0.36               949,000                5.0               0.27            949,000              0.27
     0.38-0.42               281,000                4.1               0.40            281,000              0.40
     0.58-0.82               484,667                5.0               0.70            484,667              0.70
     0.90-1.33             1,579,000                2.4               1.22          1,579,000              1.22
     1.78-2.67               589,814                0.9               2.37            589,814              2.37
     3.00                     79,000                1.9               3.00             79,000              3.00
     7.00                     24,000                1.7               7.00             24,000              7.00
-----------------   -----------------  -----------------   ----------------   ----------------    --------------
$    0.08-7.00             6,222,232                4.3    $          0.76          6,222,232     $        0.76
=================   =================  =================   ================   ================    ==============

WARRANTS ISSUED TO THIRD PARTIES

During fiscal 2005, the Company issued five year warrants to purchase up to an aggregate of 1,500,001 shares of common stock at a price $0.20 per share to various investors and a broker under a private placement in connection with the sale of Series B Convertible Preferred Stock, which generated proceeds of approximately $584,000, net of associated expenses (see Note 11). In a separate transaction, the Company issued five year warrants to purchase up to 5,400,000 shares of common stock at a price of $0.50 per share in connection with the issuance of Series C Convertible Preferred Stock to an investor (see Note 12). In connection with a financing agreement entered into in July 2004 (see Note 8), the Company issued a seven-year warrant to purchase up to 38,867 shares of common stock at a price of $0.6175 per share that expires in July 2011.

During fiscal 2004, the Company issued three and five year warrants to various investors and a broker to purchase up to an aggregate of 699,066 shares of common stock at prices ranging from $0.90-$1.25 per share which expire through November 2008. The warrants were issued in connection with the sale of 2,100,001 shares of common stock at a price of $0.75 per share, the proceeds of which totaled approximately $1.4 million, net of associated expenses of approximately $55,000.

As of June 30, 2005, warrants to purchase a total of 8,970,837 shares of common stock were outstanding at exercise prices ranging from $0.15-$2.67 per share, expiring through August 2010.

Information regarding the Company's warrants is summarized below:

                                                                     WEIGHTED-
                                                                     AVERAGE
                                                                     EXERCISE
                                                                    PRICE PER
                                                 NUMBER               SHARE
                                              -------------        ------------
Outstanding at June 30, 2003 .............       1,967,342         $      1.98
   Granted ...............................         699,066                1.22
   Exercised .............................              --                  --
   Forfeited..............................              --                  --
                                              -------------        ------------
Outstanding at June 30, 2004 .............       2,666,408         $      1.78
   Granted ...............................       6,938,868                0.44
   Exercised .............................              --                  --
   Forfeited..............................        (634,439)               4.35
                                              -------------        ------------
Outstanding at June 30, 2005..............       8,970,837         $      0.56
                                              =============        ============

 (5) INCOME TAXES

Loss before income taxes consists of the following for the years ended June 30 (in thousands):

                                                        2005         2004
                                                 ------------- -------------
United States..................... ..........    $    (2,198)  $      (927)
International................................         (1,785)       (1,202)
                                                 ------------- -------------
Total....................... ........... ....    $    (3,983)  $    (2,129)
                                                 ============= =============

The Company has incurred cumulative net operating losses since inception. Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate as follows for the years ended June 30:

                                                           2005         2004
                                                       ------------  ---------
Federal statutory tax rate benefits.................        (34.0)%    (34.0)%
State tax, net of federal benefit...................         (4.0)      (4.0)
Reduction of net operating losses...................           --         --
Provision (benefits) related to foreign operations..         15.1       18.3
Change in valuation allowance.......................         98.1       31.4
Permanent differences and other.....................         (9.5)     (11.7)%
                                                       ------------  ---------
Effective tax rate..................................         65.7%        -- %
                                                       ============  =========

The Company has recorded a valuation allowance as follows at June 30 (in thousands):

                                                                       2005          2004
                                                                 ------------- -------------
Deferred income tax assets:
   Foreign net operating loss carryforwards..................    $     3,236   $      2,811
   U.S. and state net operating loss carryforwards and
     credits.................................................          3,333          2,351
   Miscellaneous reserves and accruals.......................            171            286
                                                                 ------------- -------------
        Total gross deferred tax assets......................          6,740          5,448
Less: Valuation allowance....................................         (6,740)        (2,833)
                                                                 ------------- -------------
        Net deferred income tax assets.......................    $        --   $      2,615
                                                                 ============= =============

The income tax provision for the year ended June 30, 2005 relates entirely to deferred income taxes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, during 2003, the Company recorded a deferred tax asset of $2,615,000. A valuation allowance had been provided for the remaining deferred tax assets related to certain foreign net operating loss carryforwards as of June 30, 2004.

As of June 30, 2005, due to operating losses that were incurred for the fiscal years ended June 30, 2005 and 2004, management felt it prudent to write-off the previously recorded deferred income tax asset. This one-time, non-recurring expense is reflected in the accompanying statement of operations as of June 30, 2005.

The change in the valuation allowance was $3,907,000 and $669,000 for the years ended June 30, 2005 and 2004.

As of June 30, 2005, the Company has reported U.S. net Federal and State operating loss carryforwards of approximately $8,900,000 and $3,160,000, respectively. The net operating loss carryforwards expire in the years 2010 through 2025.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(6) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2010. Future minimum lease commitments under these operating leases are as follows:

YEAR ENDING JUNE 30:
--------------------
2006................................    $          811,000
2007................................               653,000
2008................................               515,000
2009................................               494,000
2010................................               438,000
                                        ------------------
                                        $        2,911,000
                                        ==================

Rent expense under operating leases for the years ended June 30, 2005 and 2004 was $1,350,000 and $1,115,000, respectively.

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

(7) NOTES PAYABLE- STOCKHOLDER

The Company had received interest-bearing advances from a stockholder under term notes. The notes carried an interest rate of 8.5% per year and were scheduled to mature on December 31, 2006, with the right to demand payment on or after September 30, 2005. The notes were collateralized by substantially all the assets of the Company. Balances due under these notes were approximately $601,000, plus accrued interest of approximately $100,000, as of June 30, 2004.

In December 2004, one of the notes in the amount of $239,384, together with $616 of accrued but unpaid interest, was converted by the stockholder into 240,000 shares of the newly created Series B Convertible Preferred Stock (see Note 11). In February 2005, in connection with the sale of common stock discussed in Note 12, the remaining balance of note of $405,600 was converted into 2,704,000 shares of the Company's common stock at a price of $0.15 per share and the 240,000 shares of Series B Convertible Preferred Stock issued in December 2004 were converted into 800,000 shares of common stock at a price of $0.30 per share.

Interest expense was approximately $29,000 and $58,000 for the years ended June 30, 2005 and 2004, respectively.

(8) LINE OF CREDIT AGREEMENTS

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

In July 2004, the Company entered into a one-year financing agreement with a bank that provided financing based on eligible receivables up to a maximum amount of $800,000. The financing agreement carried an interest rate based on the prime rate plus 2.5% and was collateralized by substantially all assets of its wholly-owned subsidiary CorVu North America, Inc. and was guaranteed by the Company. In addition, the Company paid an additional fee equal to 0.5% per month of the outstanding balance on each financed receivable. The financing agreement also called for an up-front loan fee equal to 1% of the maximum facility ($8,000). In connection with this agreement, the Company issued a seven-year warrant to purchase up to 38,867 shares of common stock at a price of $0.6175 per share that expires in July 2011. The fair value of the warrants at the date of grant were estimated to be approximately $21,000 using the Black-Scholes pricing model, which will be charged to operations on a straight-line basis over the term of the facility. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.625%; and an expected life of seven years. In December 2004, this agreement was terminated and the financing agreement was paid in full. In March 2005, the warrants issued in connection with this financing agreement were cancelled.

In December 2004, the Company entered into a ninety-day revolving line of credit agreement with a bank with a credit limit of $300,000. The line of credit carried an interest rate based on the prime rate plus 3% and was secured by the assets of its wholly-owned subsidiary CorVu North America, Inc. and was guaranteed by the Company and an officer of the Company. The agreement was subject to financial covenants and borrowing base restrictions. In addition, the Company was required to maintain cash collateral with the bank in the amount of not less than $100,000. In February 2005, the outstanding balance was paid with proceeds of the financing discussed in Note 12 and this agreement was terminated.

Interest expense for all facilities for the years ended June 30, 2005 and 2004 was approximately $11,000 and $14,000, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

(9) INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS:

The Company operates predominantly in one industry segment, being the design, development, support and marketing of its proprietary management software solutions. The geographic distributions of the Company's revenue,long-lived assets and other measures are summarized in the following table:

                                               YEAR ENDED JUNE 30,
                                  --------------------------------------------
                                               2005                  2004
                                  ---------------------   --------------------
Total Revenues:
   United States...............   $          4,098,000              6,096,000
   Australia...................              4,504,000              5,724,000
   United Kingdom..............              4,569,000              4,338,000
                                  ---------------------   --------------------
                                  $         13,171,000             16,158,000
                                  =====================   ====================
Operating Income (Loss):
   United States...............   $        (1,701,000)               (525,000)
   Australia...................            (1,586,000)                307,000
   United Kingdom..............              (146,000)             (1,467,000)
   Corporate......... .........              (440,000)               (372,000)
                                  ---------------------   --------------------
                                  $        (3,873,000)             (2,057,000)
                                  =====================   ====================
Deferred income tax provision:
   United States...............   $                --                     --
   Australia...................               248,000                     --
   United Kingdom..............                    --                     --
   Corporate......... .........             2,367,000                     --
                                  ---------------------   --------------------
                                  $         2,615,000                     --
                                  =====================   ====================
Capital Expenditures:
   United States...............   $              2,000                 65,000
   Australia...................                 35,000                 43,000
   United Kingdom..............                130,000                128,000
                                  ---------------------   --------------------
                                  $            167,000                236,000
                                  =====================   ====================
Depreciation:
   United States...............   $             38,000                 36,000
   Australia...................                 18,000                 22,000
   United Kingdom..............                 67,000                 56,000
   Corporate......... .........                 21,000                 20,000
                                  ---------------------   --------------------
                                  $            144,000                134,000
                                  =====================   ====================
Long-Lived Assets:
   United States...............   $             53,000                109,000
   Australia...................                 63,000                 47,000
   United Kingdom..............                170,000                107,000
                                  ---------------------   --------------------
                                  $            286,000                263,000
                                  =====================   ====================

                                                 YEAR ENDED JUNE 30,
                                  --------------------------------------------
                                              2005                  2004
                                  ---------------------   --------------------
Total Assets:
   United States...............   $         1,948,000             1,586,000
   Australia...................             2,003,000             1,890,000
   United Kingdom..............             2,007,000             1,572,000
   Corporate......... .........             1,181,000             2,471,000
                                  ---------------------   --------------------
                                  $         7,139,000             7,519,000
                                  =====================   ====================

(10) SERIES A CONVERTIBLE PREFERRED STOCK

The Series A Convertible Preferred Stock ($10 par value) bears a 6.5% cumulative dividend rate payable January 1 and July 1 of each year. Each share of Series A Convertible Preferred Stock is convertible into eight shares of common stock. The Holder of each share of Series A Convertible Preferred Stock is entitled to eight votes, subject to adjustment. Upon an involuntary or voluntary liquidation or dissolution of the Company at any time, the holders of the Series A Convertible Preferred Stock are entitled to receive a liquidation preference of $10 per share. The preferred stock may be called for redemption in whole or in part by the Company for a redemption price of $11.70 per share. There are no shares of Series A Convertible Preferred Stock currently outstanding.

(11) SERIES B CONVERTIBLE PREFERRED STOCK

During the year ended June 30, 2005, the Company authorized and sold 600,000 shares of Series B Convertible Preferred Stock at a par value of $0.01 per share. A total of 360,000 shares were sold at a price of $1.00 per share, resulting in proceeds to the Company of $360,000. The Company incurred $15,417 of financing costs associated with the preferred stock offering. The remaining 240,000 shares were issued as a result of the conversion of an existing note payable-stockholder (see Note 7). Subsequently, in February 2005, these 240,000 shares were converted into 800,000 shares of the Company's common stock at a price of $0.30 per share.

Under the terms of these shares, holders of the Series B Convertible Preferred Stock (1) are entitled to a liquidation preference equal to $1.00 per share in the event of any liquidation or dissolution of the Company, (2) are entitled to receive a dividend of 6% per annum, payable quarterly in either cash or common stock, at the option of the Company and (3) received piggyback registration rights. Shares of the Series B Convertible Preferred Stock are convertible into shares of the Company's common stock, at the option of the holder, at a rate of $0.30 per share, or a total of 1,200,000 shares. The conversion price is subject to adjustment under certain conditions such as stock dividends, stock splits and reclassifications. In addition, shares of the Series B Convertible Preferred Stock participate on an as-if converted basis in any dividends paid on common stock and are entitled to voting rights together with the common stock, on an as-if converted basis. In addition, the investors also received five-year warrants to purchase up to 1,400,001 shares of the Company's common stock at an exercise price of $0.20 per share. The fair value of the warrants at the date of grant was estimated to be approximately $360,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years.

The proceeds of the Series B Convertible Preferred Stock of $360,000 and the conversion of the note payable-stockholder of $240,000 were allocated between preferred stock, the fair value of the warrants based on using Black-Scholes pricing model and the beneficial conversion of the preferred stock. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the resulting beneficial conversion of the Series B Convertible Preferred Stock of approximately $225,000 was accounted for as preferred stock dividends during the year ended June 30, 2005. For the year ended June 30, 2005, the Company has recorded additional dividends of $16,169.

For their efforts in securing this financing, the Company's placement agent received a five-year warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.20 per share.

(12) DEBT AND EQUITY TRANSACTION

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

Each share of Series C Convertible Preferred Stock has a par value of $100 and is convertible into 200 shares of the Company's common stock, subject to customary anti-dilution provisions. In addition, holders of the Series C Convertible Preferred Stock are entitled to voting rights together with the common stock, on an as-if converted basis. The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. The Company has the right to redeem Series C Convertible Preferred Stock at any time upon 10 business days prior written notice upon payment of $100 per share plus accumulated but unpaid dividends; holders of Series C Convertible Preferred Stock may elect to convert the stock at any time. The fair value of the warrants at the date of grant was estimated to be approximately $748,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", it was determined that there was no resulting beneficial conversion of the Series C Convertible Preferred Stock. Upon liquidation of the Company, each share of Series C Convertible Preferred Stock entitles its holder to receive an amount of $150, prior and in preference to holders of common stock and any other preferred stock. In accordance with Staff Accounting Bulletin Topic 5, "Increasing Rate Preferred Stock", the Company has increased the carrying value of the Series C Convertible Preferred stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. For the year ended June 30, 2005, the Company has amortized $22,500 of the effective dividend discussed above. In addition, the Company has recorded dividends of $39,100 for the year ended June 30, 2005, of which $25,500 are accrued for as of June 30, 2005.

The loan is collateralized by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February 2008),
(ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded interest in the amount of $51,780, which is included in interest expense in the accompanying statement of operations for the year ended June 30, 2005. The collateralized loan balance in the amount of $1.5 million is included as long-term debt in the accompanying balance sheet as of June 30, 2005.

The Company has agreed for a period equal to the shorter of (i) three years from the closing or (ii) such time as ComVest owns less than 5,000,000 shares of the Company's common stock, not to issue any shares of common stock, or any securities convertible into common stock for an effective per share price of less than $0.25 per share, without the approval of ComVest. The Company also has agreed not to incur any indebtedness for borrowed money other than an asset-based senior line of credit without the prior approval of ComVest. The Company is obligated to use 50% of any proceeds it may receive in the future upon the sale of certain equity or debt securities to redeem outstanding Series C Convertible Preferred Stock or to retire the loan.

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

At closing, the Company paid ComVest a cash fee of $240,000, which was offset against the gross proceeds of the preferred and common stock.

Subject to waiver by the unanimous consent of the Company's Board of Directors, the Company has agreed to maintain a minimum cash balance of $750,000. This cash is available for the Company to use but, in the event of its use, an event of default under the debt instrument would be triggered which, if left uncured, could result in the debt being declared immediately due and payable. As of June 30, 2005, the Company is in compliance with all covenants contained in the debt agreement.

Upon the closing of the financing transaction with ComVest, Delia MacIntosh, the spouse of the Company's former Chief Executive Officer, converted the remaining outstanding debt of the Company due to her in the aggregate amount of approximately $400,000 into 2,704,000 shares of Common Stock at the same terms as the equity financing (see Note 7).

(13) PROFIT SHARING AND 401(K) RETIREMENT PLAN

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code that covers employees meeting certain eligibility requirements. Any employer contributions are discretionary. There were no Company contributions for the years ended June 30, 2005 and 2004.

(14) CONSULTING AGREEMENT

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

On July 1, 2003, the Company entered into a restructuring agreement with GlobalNet pursuant to which GlobalNet ceased to provide monthly consulting services to the Company. As part of the restructuring agreement, the Principal of GlobalNet who was serving as the Company's Chairman of the Board resigned from that position effective July 31, 2003. In addition, the Company repurchased 560,000 shares of the Company's common stock that was previously held by GlobalNet for a price of $0.27 per share by canceling $151,200 of the promissory note that existed between the two parties and adjusting the balance of the note to $172,800 (See Note 15).

(15) STOCK PURCHASE

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

On September 15, 2003, under separate agreements, the Company exercised its option to repurchase 440,000 shares at a price of $0.62 per share from GlobalNet by reducing the principal balance of the promissory note held by $118,800 and agreeing to make cash payments totaling $154,000. In addition, for the remaining 200,000 shares of common stock held by GlobalNet, the Company converted those shares into 112,903 fully paid shares by reducing the remaining principal balance under the promissory note ($54,000) to zero (See Note 14).

(16) SALE OF COMMON STOCK

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

(17) SUBSEQUENT EVENT

Subsequent to June 30, 2005, the Company entered into an employment agreement with an individual to serve as the Company's Chief Executive Officer. The agreement has a term of two years and will be automatically renewed for additional two-year periods unless terminated earlier by either party. Under this agreement, the individual will receive a base salary of $250,000 per year plus, in accordance with criteria established by the Company's Board of Directors, a performance bonus of up to 80% of base salary. Upon termination of the agreement due to change in control, the individual will receive a payment equal to eighteen months of his then-current salary plus any bonus he is otherwise entitled to. Upon termination of the agreement without cause by the Company, the individual shall be entitled to severance pay in the form of salary continuation of this individual's base salary. If there are six or more months remaining on the term of the agreement, this individual will receive salary continuation for the balance of the term of the agreement. If there are fewer than six months remaining on the term of the agreement, this individual will receive salary continuation for the balance of the term of the agreement plus six months. In connection with this agreement, the Company granted, under its Stock Option Plan, a seven-year option to purchase up to 2,850,000 shares of the Company's common stock at a price of $0.265 per share. Twenty-five percent of the options will vest on the first anniversary of the date of grant, with the remainder vesting in thirty-six equal monthly installments beginning on the fifteenth of the month immediately following the anniversary date, subject to continued employment. The fair value of the options at the date of grant was estimated to be approximately $682,000 using the Black-Scholes pricing model. Starting July 1, 2006, the amount will be charged to operations over the vesting period. The following assumptions were used to calculate the fair value of the options: dividend yield of 0%; expected volatility of 152%; risk-free interest rate of 3.875%; and an expected life of seven years.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the sections labeled "Election of Directors", "Section 16(a) Reporting Compliance" and "Code of Ethics" that appear in the definitive proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section labeled "Executive Compensation" that appears in the definitive proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCK MATTERS

The information required by this item is incorporated by reference to the section labeled "Principal Shareholders and Management Shareholdings" that appears in the definitive proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled Certain Relationships and Related Transactions that appears in the definitive proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

(a) Exhibits.

See "Exhibit Index" immediately following the signature page of this Form
10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section labeled "Ratification of Selection of Independent Auditors" that appears in the definitive proxy statement for the 2005 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORVU CORPORATION

Dated:  September 28, 2005              By: /s/ Joseph Caffarelli
                                            ------------------------------------
                                            Joseph Caffarelli
                                            Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE AND TITLE                                                                                        DATE
------------------------------------------------------------------------------------------      ----------------------------
/s/ Joseph Caffarelli
----------------------------------------------------------------
Joseph Caffarelli, President and Chief Executive Officer, Director                                  September 28, 2005
(principal executive officer)

/s/ David C. Carlson
----------------------------------------------------------------
David C. Carlson, Chief Financial Officer                                                           September 28, 2005
(principal financial and accounting officer)

/s/ Ismail Kurdi
----------------------------------------------------------------
Ismail Kurdi, Director
                                                                                                    September 28, 2005
/s/ James L. Mandel
----------------------------------------------------------------
James L. Mandel, Chairman of the Board                                                              September 28, 2005

/s/ Justin M. MacIntosh
----------------------------------------------------------------
Justin M. MacIntosh, Director                                                                       September 28, 2005

/s/ Daniel Fishback
----------------------------------------------------------------
Daniel Fishback, Director                                                                           September 28, 2005

/s/ Robert Doretti
----------------------------------------------------------------
Robert Doretti, Director                                                                            September 28, 2005

/s/ Robert Priddy
----------------------------------------------------------------
Robert Priddy, Director                                                                             September 28, 2005


                                CORVU CORPORATION
                                EXHIBIT INDEX FOR
                 FORM 10-KSB FOR FISCAL YEAR ENDED JUNE 30, 2005


 EXHIBIT
 NUMBER                                   DESCRIPTION
 ----------------------------------------------------------------------------------------------------------------
2              Agreement and Plan of Reorganization between CorVu Corporation and Minnesota American, Inc. dated as of November 17,
               1999--incorporated by reference to Exhibit 2 to Registrant's Form
               10-SB, File No. 000-29299

3.1            Amended and Restated Articles of Incorporation, Certificate of
               Designation of Rights and Preferences of Series B Convertible
               Preferred Stock and Certificate of Designation of Rights and
               Preferences of Series C Convertible Preferred Stock of the
               Registrant--incorporated by reference to Exhibit 3.1 to Registrant's Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11, 2005

3.2 Bylaws--incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB, File No. 000-29299

4.1            Rights of Holders of Series A Convertible Preferred Stock--see
               Article 3 of Amended and Restated Articles of Incorporation
               (Exhibit 3.1)

4.2            Rights of Holders of Series B Convertible Preferred
               Stock--incorporated by reference to Exhibit 3.1 to Registrant's
               Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11,
               2005

4.3            Rights of Holders of Series C Convertible Preferred
               Stock--incorporated by reference to Exhibit 3.1 to Registrant's
               Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11,
               2005

4.4            Registration Rights Agreement dated February 11, 2005 between
               CorVu Corporation and ComVest Investment Partners II
               LLC--incorporated by reference to Exhibit 4.2 to Registrant's
               Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11,
               2005

10.1* Employment Agreement between Registrant and Justin MacIntosh, dated July 1, 1999--incorporated by reference to Exhibit 10.4 to Registrant's Form 10-SB, File No. 000-29299

10.2* Employment Agreement between Registrant and David C. Carlson, dated July 15, 1996 and amended July 20, 1999--incorporated by reference to Exhibit 10.5 to Registrant's Form 10-SB, File No.
               000-29299

10.3           Lease Agreement between United Properties Investment LLC. and
               CorVu Corporation for premises at 3400 West 66th Street, Edina,
               Minnesota-incorporated by reference to Exhibit 10.7 to Registrant's Form 10-KSB for the fiscal year ended June 30, 2002,
               File No. 000-29299

10.4*          CorVu Corporation 1996 Stock Option Plan, as amended through
               December 18, 2003 and approved by the shareholders at their meeting on December 18, 2003--incorporated by reference to Exhibit 10.1 to Registrant's Form 10-QSB for fiscal quarter ended September 30, 2004 filed
               November 12, 2004

10.5           Commercial Lease between Perpetual Trustee Company Limited and
               CorVu Australasia Pty Ltd., dated March 1, 2004, for premises at
               Suite 1, Level 8, Tower A, Zenith Centre 821 Pacific Highway,
               Chatswood, NSW - incorpoated by reference to Exhibit 10.16 to Registrants. Form 10-KSB/A for fiscal quarter ended June 30,
               2004 filed January 12, 2005.

10.6           Accounts Receivable Financing Agreement with Silicon Valley
               Bank--incorporated by reference to Exhibit 10.2 to Registrant's
               Form 10-QSB for fiscal quarter ended September 30, 2004 filed
               November 12, 2004

10.7           Promissory Note dated December 2, 2004 from CorVu North America,
               Inc. to Commerce Bank--incorporated by reference to Exhibit 10.1 to Registrant's Form 10-QSB for fiscal quarter ended December 31, 2004 filed February 14, 2005


10.8           CorVu Corporation Guaranty Agreement with Commerce
               Bank--incorporated by reference to Exhibit 10.2 to Registrant's
               Form 10-QSB for fiscal quarter ended December 31, 2004 filed
               February 14, 2005

10.9           CorVu Corporation Debt Subordination Agreement with Commerce
               Bank--incorporated by reference to Exhibit 10.3 to Registrant's
               Form 10-QSB for fiscal quarter ended December 31, 2004 filed
               February 14, 2005

10.10          Term Sheet dated December 20, 2004 between CorVu Corporation and
               ComVest Investment Partners II LLC--incorporated by reference to
               Exhibit 10.4 to Registrant's Form 10-QSB for fiscal quarter ended
               December 31, 2004 filed February 14, 2005

10.11          Amended and Restated Term Sheet dated January 31, 2005 between
               CorVu Corporation and ComVest Investment Partners II
               LLC--incorporated by reference to Exhibit 10.5 to Registrant's
               Form 10-QSB for fiscal quarter ended December 31, 2004 filed
               February 14, 2005

10.12*         Separation Agreement dated March 22, 2005 with Alan
               Missroon--incorporated by reference to Exhibit 10.1 to Registrant's Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11, 2005

10.13 Lease dated March 24, 2005 between 3 Furzeground (No. 1) Limited and 3 Furzeground (No. 2) Limited and CorVu plc--incorporated by reference to Exhibit 10.2 to Registrant's Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11, 2005

10.14 Amendment No. 4 to Employment Agreement dated February 11, 2005 between CorVu Corporation and Justin MacIntosh--incorporated by reference to Exhibit 10.3 to Registrant's Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11, 2005

10.15          Securities Purchase Agreement dated as of February 11, 2005 among
               CorVu Corporation, ComVest Partners II LLC and the
               Subsidiaries--incorporated by reference to Exhibit 10.4 to Registrant's Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11, 2005

10.16          Security Agreement dated February 11, 2005 among CorVu
               Corporation, CorVu North America, Inc. and ComVest Investment
               Partners II LLC--incorporated by reference to Exhibit 10.5 to
               Registrant's Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11, 2005

10.17          Stockholders' Agreement dated as of February 11, 2005 among certain stockholders and ComVest Investment Partners II
               LLC--incorporated by reference to Exhibit 10.6 to Registrant's
               Form 10-QSB for fiscal quarter ended March 31, 2005 filed May 11,
               2005

10.18          Senior Secured Promissory Note dated February 11, 2005 payable to
               ComVest Investment Partners II LLC--incorporated by reference to
               Exhibit 10.7 to Registrant's Form 10-QSB for fiscal quarter ended
               March 31, 2005 filed May 11, 2005

10.19          Protective Warrant dated February 11, 2005 issued to ComVest
               Investment Partners II LLC--incorporated by reference to Exhibit
               10.8 to Registrant's Form 10-QSB for fiscal quarter ended March
               31, 2005 filed May 11, 2005

10.20          Preferred Warrant dated February 11, 2005 issued to ComVest
               Investment Partners II LLC--incorporated by reference to Exhibit
               10.9 to Registrant's Form 10-QSB for fiscal quarter ended March
               31, 2005 filed May 11, 2005

10.21*         Employment Agreement dated August 1, 2005 between CorVu
               Corporation and Joseph Caffarelli--incorporated by reference to
               Exhibit 10.1 to Registrant's Form 8-K filed August 4, 2005

10.22*         Termination of Employment Agreement dated July 31, 2005 between
               CorVu Corporation and Justin M. MacIntosh--incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed August
               4, 2005

21**           Subsidiaries of CorVu Corporation

23**           Consent of Independent Registered Public Accounting Firm-
               Virchow, Krause & Company, LLP

24             Power of Attorney (contained on Signature Page of this Form
               10-KSB)

31.1**         Certification of Chief Executive Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

31.2**         Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

32**           Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

o * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
o  ** Filed herewith