Form 10QSB
period 2005-09-30
CORVU CORP
filed 2005-10-27
CIK 1103341

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

   |X| QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

                       For the transition period from________ to________.

                          Commission File No. 000-29299

                                CorVu Corporation
             (Exact name of registrant as specified in its charter)

              Minnesota                                         41-1457090
      (State of Incorporation)                             (IRS Employer ID#)


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

                  Class: Common Stock, par value $.01 per share
              Outstanding shares as of October 27, 2005: 49,483,268

================================================================================

                                CorVu Corporation
                              Index to Form 10-QSB

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

      Consolidated Balance Sheets September 30, 2005 (Unaudited) and
      June 30, 2005

      Consolidated Statements of Cash Flows (Unaudited) Three Month Periods Ended September 30, 2005 and 2004

      Consolidated Statements of Operations (Unaudited) Three Month Periods Ended September 30, 2005 and 2004

      Notes to Unaudited Consolidated Financial Statements For the Three Month Periods Ended September 30, 2005 and 2004

  Item 2. Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

PART II OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.  Default Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits

SIGNATURES

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                  September 30, 2005    June 30, 2005
                                                                                  ------------------    -------------
                                                                                         (Unaudited)      (Audited)
                                        Assets

Current assets:

   Cash and cash equivalents                                                            $  1,889,897       2,162,866
   Trade accounts receivable, net of allowance for doubtful accounts of $68,000 and
     $65,000, respectively                                                                 2,859,188       4,199,610
   Prepaid expenses and other                                                                473,645         490,473
                                                                                        ------------    ------------
      Total current assets                                                                 5,222,730       6,582,949
Furniture, fixtures and equipment, net                                                       275,674         286,371
                                                                                        ------------    ------------
                                                                                        $  5,498,404       7,139,320
                                                                                        ============    ============

                        Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                                     $    959,590       1,213,332
   Accrued compensation and related costs                                                  1,577,752       1,868,877
   Deferred revenue                                                                        5,581,076       6,190,490
   Accrued interest                                                                           51,195          39,698
   Other accrued expenses                                                                    490,558         761,236
                                                                                        ------------    ------------
      Total current liabilities                                                            8,660,171      10,073,633

Long-term debt                                                                             1,500,000       1,500,000
                                                                                        ------------    ------------
       Total Liabilities                                                                  10,160,171      11,573,633
                                                                                        ------------    ------------
Stockholders' deficit:
   Undesignated capital stock, 23,383,000 shares authorized at September 30, 2005 and
     June 30, 2005; none issued and outstanding                                                   --              --
   Series C convertible preferred stock, par value $100 per share; 17,000 shares authorized; 17,000 outstanding at September 30, 2005 and June 30, 2005,
     liquidation preference of $2,550,000 at September 30, 2005                            1,752,500       1,767,500
   Series B convertible preferred stock, par value $0.01 per share; 600,000 shares authorized; 360,000 outstanding at September 30, 2005 and June 30, 2005,
     liquidation preference of $360,000 at September 30, 2005                                  3,600           3,600
   Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued and outstanding at September 30, 2005 and June 30, 2005,
     respectively                                                                                 --              --
   Common stock, $0.01 par value; 75,000,000 shares authorized; 49,483,268 shares
     issued and outstanding at September 30, 2005 and June 30, 2005                          494,833         494,833
   Additional paid-in capital                                                             22,026,720      22,012,720
   Accumulated deficit                                                                   (27,989,862)    (27,738,043)
   Deferred compensation                                                                     (17,900)        (17,900)
   Accumulated other comprehensive loss                                                     (931,658)       (957,023)
                                                                                        ------------    ------------
        Total stockholders' deficit                                                       (4,661,767)     (4,434,313)
                                                                                        ------------    ------------
        Total liabilities and stockholders' deficit                                     $  5,498,404       7,139,320
                                                                                        ============    ============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

              Three Month Periods Ended September 30, 2005 and 2004

                                                                                                      2005           2004
                                                                                               -----------    -----------
Cash flows provided by (used in) operating activities:
   Net loss                                                                                    $  (235,919)    (1,550,985)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation                                                                                   39,202         36,233
     Warrants and stock options vested                                                              14,000          5,349
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                                           1,340,422      1,566,446
        Prepaid expenses and other                                                                  16,828        (62,952)
        Accounts payable                                                                          (253,742)       475,164
        Accrued compensation and related costs                                                    (291,125)        50,503
        Deferred revenue                                                                          (609,414)       140,289
        Accrued interest                                                                            11,497         (6,403)
        Other accrued expenses                                                                    (276,257)      (145,632)
                                                                                               -----------    -----------
          Net cash provided by (used in) operating activities                                     (244,508)       508,012
                                                                                               -----------    -----------

Cash flows used in investing activities:
   Capital expenditures                                                                            (28,505)       (26,387)
                                                                                               -----------    -----------
          Net cash used in investing activities                                                    (28,505)       (26,387)
                                                                                               -----------    -----------

Cash flows used in financing activities:
   Net decrease in line of credit                                                                       --       (181,235)
                                                                                               -----------    -----------
          Net cash used in financing activities                                                         --       (181,235)
Effect of exchange rate changes on cash                                                                 44          6,727
                                                                                               -----------    -----------
          Net increase (decrease) in cash and cash equivalents                                    (272,969)       307,117
Cash and cash equivalents at beginning of period                                                 2,162,866        148,475
                                                                                               -----------    -----------
Cash and cash equivalents at end of period                                                     $ 1,889,897        455,592
                                                                                               ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the period for interest                                                       $    22,515         23,829
Cash paid during the period for income taxes                                                        13,895         17,594
                                                                                               ===========    ===========
Non-cash investing and financing activities:
Cancellation of stock subscription receivable                                                           --       (324,000)
                                                                                               ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

              Three Month Periods Ended September 30, 2005 and 2004

                                                           2005            2004
                                                   ------------    ------------
Revenues:
   Software and license fees                       $  1,156,777       1,038,246
   Maintenance fees                                   1,431,006       1,202,344
   Consulting and other                                 705,097         804,702
                                                   ------------    ------------

     Total revenues                                   3,292,880       3,045,292
                                                   ------------    ------------
Operating costs and expenses:
   Cost of consulting and other services                736,500         951,700
   Product development                                  507,912         527,925
   Sales and marketing                                1,117,521       1,964,285
   General and administrative                         1,144,384       1,129,950
                                                   ------------    ------------
     Total operating costs and expenses               3,506,317       4,573,860
                                                   ------------    ------------

     Operating loss                                    (213,437)     (1,528,568)

Interest expense, net                                   (22,482)        (22,417)
                                                   ------------    ------------

     Loss before income taxes                          (235,919)     (1,550,985)

Provision for income taxes                                   --              --
                                                   ------------    ------------

     Net loss                                          (235,919)     (1,550,985)

Preferred stock dividends                               (15,900)             --
                                                   ------------    ------------

Net loss attributable to common stockholders       $   (251,819)     (1,550,985)
                                                   ============    ============

Net loss per common share--basic                   $         --           (0.06)
Net loss attributable to common stockholders
   per common share-basic                                 (0.01)          (0.06)
Weighted average shares outstanding--basic           49,483,268      23,970,268
Net loss per common share--diluted                 $         --           (0.06)
Net loss attributable to common stockholders
   per common share-diluted                               (0.01)          (0.06)
Weighted average shares outstanding--diluted         49,483,268      23,970,268



See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the Three Month Periods Ended September 30, 2005 and 2004

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

      Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

(2)   Summary of Significant Accounting Policies

      (a)   Revenue Recognition

      Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Prepaid software license fee revenues from resellers and distributors are only recognized upon receipt of cash and upon delivery and acceptance of the product and when title to the product has passed to the reseller or distributor. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably, upon collection of the funds from the customer, over the term of the maintenance contract, typically 12 to 36 months. Consulting and other revenues are recognized when services are performed.

      Deferred revenue represents payment received or amounts billed in advance of services to be performed.

      (b)   Net Loss Attributable to Common Stockholders per Common Share

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

      Following is a reconciliation of basic and diluted net loss attributable to common stockholders per common share for the three months ended September 30, 2005 and 2004, respectively:

                                                 Three Months Ended
                                                   September 30,
                                           ----------------------------
                                                   2005            2004
                                           ------------    ------------

Net loss attributable to common
   stockholders                            $   (251,819)     (1,550,985)

Weighted average shares outstanding          49,483,268      23,970,268

Net loss attributable to common
   stockholders per common share-- basic   $      (0.01)          (0.06)

Net loss per common share -- diluted:
Net loss attributable to common
   stockholders                            $   (251,819)     (1,550,985)

Weighted average shares outstanding          49,483,268      23,970,268

Common stock equivalents                              0               0

Weighted average shares and potential
   diluted shares outstanding                49,483,268      23,970,268

Net loss attributable to common
   stockholders per common share --
   Diluted                                 $      (0.01)          (0.06)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants outstanding at September 30, 2005 and 2004 totaling 18,153,026 and 8,056,340, respectively, were excluded from the computation of common share equivalents for the three months ended September 30, 2005 and 2004 as they were anti-dilutive.

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

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the valuation model. SFAS No. 123R is effective for small business issuers as of the beginning of annual reporting periods that begin after December 15, 2005. The Company will adopt SFAS No. 123R in its first fiscal 2007 quarter. The Company has not evaluated the impact, if any, of the adoption of SFAS No. 123R on its consolidated financial statements.

      Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted net loss attributable to common stockholders per common share would have been changed to the following pro forma amounts:

                                                      Three Months Ended
                                                        September 30,
                                                --------------------------------
                                                           2005             2004
                                                ---------------  ---------------
    Net loss attributable to common stockholders:
       As reported                              $     (251,819)      (1,550,985)
       Pro forma                                      (251,819)      (1,687,997)
    Basic net loss attributable to common stockholders per
       common share:
       As reported                                       (0.01)           (0.06)
       Pro forma                                         (0.01)           (0.07)
    Diluted net loss attributable to common stockholders
       per common share:
       As reported                                       (0.01)           (0.06)
       Pro forma                                         (0.01)           (0.07)
    Stock based compensation:
       As reported                                      14,000               --
       Pro forma                                            --          147,012

      In determining the compensation cost of options granted during the three months ended September 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                      Three Months Ended
                                                         September 30,
                                                --------------------------------
                                                           2005             2004
                                                ---------------  ---------------

    Risk-free interest rate                              3.875%     3.375-3.625%
    Expected life of options granted                 5-7 years          7 years
    Expected volatility                                    152%             122%
    Expected dividend yield                                  0%               0%

      In September 2005, the Company issued five year stock options to non-management directors in exchange for services, valued at $14,000 using the Black Scholes pricing model, to purchase up to an aggregate of 50,000 shares of common stock at an exercise price of $0.31 per share, which has been recorded in the accompanying consolidated statement of operations for the three month period ended September 30, 2005.

(3)   Liquidity

      The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2005, the Company generated an operating loss of $3,872,825. For the ensuing three month period ended September 30, 2005, an additional operating loss of $213,437 occurred. As of September 30, 2005, the Company had an accumulated deficit of $27,989,862 and total stockholders' deficit of $4,661,767.

      During the year ended June 30, 2005, the Company raised approximately $6.5 million in debt and equity financing, net of expenses. Proceeds of the financing are being used to fund current operating losses. During the past twelve months, the Company has reduced operating expenses in all areas, primarily sales and marketing expenses, to bring them in line with expected revenue. In addition, new management has been brought in (see
      Note 8) and initiatives have been implemented to (1) focus sales efforts on targeted markets, (2) improve cash flow and expense management and (3) improve operational execution. All these initiatives have been implemented in an effort to improve on the Company's past performance. If revenues do not improve, additional expense reductions can be expected to occur in future periods until profitable operations are achieved. If management is not successful in achieving this, the Company may seek additional financing through private equity or debt placements. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

(4)   Comprehensive Loss

      Comprehensive loss represents the change in stockholders' deficit resulting from other than stockholder investments and distributions. Accumulated other comprehensive loss in the consolidated statements of stockholders' deficit is solely comprised of the accumulated foreign currency translation adjustment.

      Comprehensive loss and its components consist of the following:

                                             Three Months Ended September 30,
                                            -----------------------------------
                                                         2005              2004
                                            ----------------- -----------------
      Net loss                              $       (235,919)       (1,550,985)
      Other comprehensive loss:
      Foreign currency translation
         adjustment                                   25,365           (13,679)
                                            ----------------- -----------------
      Comprehensive loss                    $       (210,554) $     (1,564,664)
                                            ================= =================

(5)   Income Taxes

      Through September 30, 2005, the Company has U.S. Federal and State operating loss carryforwards of approximately $9 million and $3 million, respectively. The net operating loss carryforwards expire in the years 2010 through 2024.

      As of June 30, 2003, the Company had recorded a deferred tax asset of $2,615,000. A valuation allowance had been provided for the remaining deferred tax assets related to certain foreign net operating loss carryforwards. As of June 30, 2005, due to operating losses that were incurred for the fiscal years ended June 30, 2005 and 2004, management felt it was prudent to write-off the previously recorded deferred tax asset as of June 30, 2005.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(6)   Series B Convertible Preferred Stock

      During year ended June 30, 2005, the Company authorized and sold 600,000 shares of Series B Convertible Preferred Stock at a par value of $0.01 per share. A total of 360,000 shares were sold at a price of $1.00 per share, resulting in proceeds to the Company of $360,000. The Company incurred $15,417 of financing costs associated with the preferred stock offering. The remaining 240,000 shares were issued as a result of the conversion of an existing note payable-stockholder. Subsequently, in February 2005, these 240,000 shares were converted into 800,000 shares of the Company's common stock at a price of $0.30 per share.

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

      The proceeds of the Series B Convertible Preferred Stock of $360,000 and the conversion of the note payable-stockholder of $240,000 were allocated between preferred stock, the fair value of the warrants based on using Black-Scholes pricing model and the beneficial conversion of the preferred stock. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the resulting beneficial conversion of the Series B Convertible Preferred Stock of approximately $225,000 was accounted for as preferred stock dividends during the year ended June 30, 2005. For the three month period ended September 30, 2005, the Company has recorded accrued dividends of $5,400. These dividends were paid to the holders of the Series B Convertible Preferred Stock subsequent to September 30 2005.

      For their efforts in securing this financing, the Company's placement agent received a five-year warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.20 per share.

(7)   Debt and Equity Financing Transaction

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

      Each share of Series C Convertible Preferred Stock has a par value of $100 and is convertible into 200 shares of the Company's common stock, subject to customary anti-dilution provisions. In addition, holders of the Series C Convertible Preferred Stock are entitled to voting rights together with the common stock, on an as-if converted basis. The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. The Company has the right to redeem Series C Convertible Preferred Stock at any time upon 10 business days prior written notice upon payment of $100 per share plus accumulated but unpaid dividends; holders of Series C Convertible Preferred Stock may elect to convert the stock at any time. The fair value of the warrants at the date of grant was estimated to be approximately $748,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", it was determined that there was no resulting beneficial conversion of the Series C Convertible Preferred Stock. Upon liquidation of the Company, each share of Series C Convertible Preferred Stock entitles its holder to receive an amount of $150, prior and in preference to holders of common stock and any other preferred stock. In accordance with Staff Accounting Bulletin Topic 5, "Increasing Rate Preferred Stock", the Company has increased the carrying value of the Series C Convertible Preferred stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. As of September 30, 2005, the Company has amortized $15,000 of the effective dividend discussed above. In addition, the Company has recorded accrued dividends of $25,500 as of September 30, 2005, which have been paid subsequent to September 30, 2005.

      The loan is collateralized by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February 2008), (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded interest in the amount of $33,935, which is included in interest expense in the accompanying statement of operations for the year ended September 30, 2005. The collateralized loan balance in the amount of $1,500,000 is included as long-term debt in the accompanying balance sheets as of September 30, 2005 and June 30, 2005, respectively.

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

      Subject to waiver by the unanimous consent of the Company's Board of Directors, the Company has agreed to maintain a minimum cash balance of $750,000. This cash is available for the Company to use but, in the event of its use, an event of default under the debt instrument would be triggered which, if left uncured, could result in the debt being declared immediately due and payable. As of September 30, 2005, the Company is in compliance with all covenants contained in the debt agreement.

      Upon the closing of the financing transaction with ComVest, Delia MacIntosh, the spouse of the Company's former Chief Executive Officer, converted the remaining outstanding debt of the Company due to her under a note payable-stockholder in the aggregate amount of approximately $400,000 into 2,704,000 shares of Common Stock at the same terms as the equity financing.

(8)   Employment Agreement

      On August 1, 2005, the Company entered into an employment agreement with an individual to serve as the Company's Chief Executive Officer. The agreement has a term of two years and will be automatically renewed for additional two-year periods unless terminated earlier by either party. Under this agreement, the individual will receive a base salary of $250,000 per year plus, in accordance with criteria established by the Company's Board of Directors, a performance bonus of up to 80% of base salary. Upon termination of the agreement due to change in control, the individual will receive a payment equal to eighteen months of his then-current salary plus any bonus he is otherwise entitled to. In connection with this agreement, the Company granted, under its Stock Option Plan, a seven-year option to purchase up to 2,850,000 shares of the Company's common stock at a price of $0.265 per share. Twenty-five percent of the options will vest on the first anniversary of the date of grant, with the remainder vesting in thirty-six equal monthly installments beginning on the fifteenth of the month immediately following the anniversary date, subject to continued employment. The fair value of the options at the date of grant was estimated to be approximately $682,000 using the Black-Scholes pricing model. Starting with the first quarter of fiscal year 2007, the amount will be charged to operations over the vesting period. The following assumptions were used to calculate the fair value of the options: dividend yield of 0%; expected volatility of 152%; risk-free interest rate of 3.875%; and an expected life of seven years.

(9)   Contingencies

      The Company is involved in a dispute with a customer involving software, support and services that were purchased from the Company in February 2001. In accordance with the contractual terms, the matter was brought to arbitration in November 2003. In December 2004, the arbitrator terminated the case and awarded the Company recovery of legal fees in the amount of approximately $90,000. During April 2005, the customer appealed the arbitrator's findings with the High Court of New Zealand and, in August 2006, the court ruled that the matter should be returned to arbitration. The Company is unable to estimate the exact amount of the loss, if any, but believes the loss may be in the range of $0 to $350,000. The Company intends to defend this action vigorously as it believes it has adequate defenses against this claim and that the claim is without merit. Based on the information available and discussions with legal counsel, we believe that the likelihood of loss is remote. Therefore, the Company has not accrued any liability related to this matter as of September 30, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

              For the Three Month Periods Ended September 30, 2005
                            versus September 30, 2004

REVENUES:

Total revenues for the three month period ended September 30, 2005 increased 8%, compared to the same period a year ago.

Software and license fee revenues increased $118,531 (11%) for the three-month period ended September 30, 2005 from the same period last year. Results on a regional basis were: Americas- $358,402 (a decrease of 14% from the same period last year), Asia-Pacific- $317,900 (a decrease of 18% from the same period last year) and UK/Europe- $480,475 (an increase of 107% from the same period last year). This increase was achieved in spite of a significant decrease in the number of sales personnel due to a workforce reduction. As of September 30, 2005, we had a total of 27 employees in sales and marketing, a 36% decline over the same period last year. As a result, the average software and license fee revenue per salesperson increased to $43,000 during the three month period ended September 30, 2005 from $25,000 during the comparable three month period in 2004, an increase of 72%. Additionally, new sales management has been brought in during the quarter. This management team is focusing the sales organization on specific targeted markets, as opposed to a broader market approach. We expect the trend of improved results in this area to continue throughout the fiscal year as a result of this approach.

Maintenance fee revenues increased $228,662 (19%) for the three-month period ended September 30, 2005 from the same period last year. Results are indicative of the continued high level of maintenance contract renewals and collections, and to contracts sold to new customers at the current rate of 20% of the software license fee paid. We expect maintenance fee revenues to continue to be higher than last year.

Consulting and other revenues decreased $99,605 (12%) for the three-month period ended September 30, 2005 from the same period last year. Similar to software and license fee revenues, results in this area were achieved with significantly fewer personnel in 2005 than 2004. Overall, staffing levels totaled 25 at the end of September, 2005, a reduction of 22% over the same period last year. As software and license fee revenues improve, we would expect to see improvement in this area as well, as the number of new software implementations increases.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $1,067,543 (23%) for the three-month period ended September 30, 2005 from the same period last year.

Cost of maintenance, consulting and other expenses decreased $215,200 (23%) for the three-month period ended September 30, 2005 from the same period last year. As stated under consulting and other revenues above, the number of personnel in this area has declined by 22%. Until demand for implementation services increases, we expect expenses in this area to be stable and, to continue to be at levels less than last year.

Product development costs decreased $20,013 (4%) for the three-month period ended September 30, 2005 from the same period last year. As in other areas of our operation, the number of personnel in this area has declined 17% since the same period last year. Our product development staff is located in Australia. The decrease in headcount has been offset by a strengthening in the Australian dollar in relation to the U.S. dollar. We expect expenses in this area to continue to be less than amounts incurred last year.

Sales and marketing expenses decreased $846,764 (43%) for the three-month period ended September 30, 2005 from the same period last year. As discussed under software and license fee revenue above, the number of personnel in this area has been dramatically reduced from 42 employees as of September 30, 2004 to 25 employees as of September 30, 2005, a reduction of 36%. Along with reduced salary and other compensation costs, other expenses like communications, travel and general marketing costs have been reduced to bring them in line with expected revenues. Until revenues improve, we would expect expenses in this area to continue to be less than levels incurred last year.

General and administrative expenses increased $14,434 (1%) for the three-month period ended September 30, 2005 from the same period last year. We expect the level of expenditure in this area to continue throughout the fiscal year.

OPERATING LOSS:

Operating loss totaled $213,437 for the three month period ended September 30, 2005 compared to $1,528,568 for the three month period ended September 30, 2004.

INTEREST EXPENSE, NET:

Interest expense, net was essentially unchanged for the three-month period ended September 30, 2005 compared to the same period last year.

NET LOSS:

CorVu Corporation reported net losses of $235,919 and $1,550,985 for the three-month periods ended September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

Total cash and cash equivalents decreased by $272,969 during the three-month period ended September 30, 2005 from $2,162,866 as of June 30, 2005 to $1,889,897 as of September 30, 2005. Net cash used in operating activities was $244,508 for the three-month period ended September 30, 2005. Net cash used in investing activities was $28,505, reflecting the acquisition of capital assets during the period.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2005, the Company generated an operating loss of $3,872,825. For the ensuing three month period ended September 30, 2005, an additional operating loss of $213,437 occurred. As of September 30, 2005, the Company had an accumulated deficit of $27,989,862 and total stockholders' deficit of $4,661,767.

During the year ended June 30, 2005, the Company raised approximately $6.5 million in debt and equity financing, net of expenses. Proceeds of the financing are being used to fund current operating losses. During the past twelve months, the Company has reduced operating expenses in all areas, primarily sales and marketing expenses, to bring them in line with expected revenue. In addition, new management has been brought in (see Note 8) and initiatives have been implemented to (1) focus sales efforts on targeted markets, (2) improve cash flow and expense management and (3) improve operational execution. All these initiatives have been implemented in an effort to improve on the Company's past performance. If revenues do not improve, additional expense reductions can be expected to occur in future periods until profitable operations are achieved. If management is not successful in achieving this, the Company may seek additional financing through private equity or debt placements. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

(1)   Critical Accounting Policies and Estimates-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2005. The accounting policies used in preparing our interim 2006 consolidated financial statements are the same as those described in our annual report, and are as follows:

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

         Software License Fees -- Software license fee revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within 12 months, collection is deemed probable and product returns are reasonably estimable. Prepaid software license fee revenues from resellers and distributors are only recognized upon receipt of cash and upon delivery and acceptance of the product and when title to the product has passed to the reseller or distributor. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence.

         Maintenance, Consulting and other - Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements upon collection of the funds from the customer.

Software Development Costs. Software development costs are expensed as incurred. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

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

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein and the exhibits hereto, and other written and oral statements made from time to time by us may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. You must carefully consider forward-looking statements and understand that such statements involve a variety of assumptions, risks and uncertainties, known and unknown, and may be affected by a number of factors, including, among others, the factors discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

Item 3. Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses which would be associated with such increases.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is involved in a dispute with a customer involving software, support and services that were purchased from the Company in February 2001. In accordance with the contractual terms, the matter was brought to arbitration in November 2003. In December 2004, the arbitrator terminated the case and awarded the Company recovery of legal fees in the amount of approximately $90,000. During April 2005, the customer appealed the arbitrator's findings with the High Court of New Zealand and, in August 2006, the court ruled that the matter should be returned to arbitration The Company is unable to estimate the exact amount of the loss, if any, but believes the loss may be in the range of $0 to $350,000. The Company intends to defend this action vigorously as it believes it has adequate defenses against this claim and that the claim is without merit. Based on the information available and discussions with legal counsel, we believe that the likelihood of loss is remote. Therefore, the Company has not accrued any liability related to this matter as of September 30, 2005.

      During the quarter ended September 30, 2005, the Company did not have any additional legal proceedings that were outside of routine litigation incidental to the business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

                                                    CORVU CORPORATION

Date:  October 27, 2005                         By  /s/ David C. Carlson
                                                    ----------------------------
                                                    David C. Carlson
                                                    Chief Financial Officer

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