Form 10QSB
period 2005-12-31
CORVU CORP
filed 2006-01-19
CIK 1103341

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
      ACT

                 For the transition period from _____ to _____.

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

                  Class: Common Stock, par value $.01 per share
              Outstanding shares as of January 13, 2006: 49,483,268

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                CorVu Corporation
                              Index to Form 10-QSB

PART I FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated Balance Sheets December 31, 2005 (Unaudited) and June 30, 2005

            Consolidated Statements of Cash Flows (Unaudited) Six Month Periods Ended December 31, 2005 and 2004

            Consolidated Statements of Operations (Unaudited) Three and Six Month Periods Ended December 31, 2005 and 2004

            Notes to Unaudited Consolidated Financial Statements For the Three and Six Month Periods Ended December 31, 2005 and 2004

      Item 2. Management's Discussion and Analysis or Plan of Operation

      Item 3. Controls and Procedures

PART II OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3. Defaults Upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits

SIGNATURES

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                               December 31,       June 30,
                                                                                   2005             2005
                                                                             --------------   --------------
                                                                               (Unaudited)       (Audited)
                                     Assets

Current assets:
   Cash and cash equivalents                                                 $    2,274,381        2,162,866
   Trade accounts receivable, net of allowance for doubtful
     accounts of $64,000 and $65,000, respectively                                3,499,276        4,199,610
   Prepaid expenses and other                                                       354,209          490,473
                                                                             --------------   --------------
        Total current assets                                                      6,127,866        6,582,949
Furniture, fixtures and equipment, net                                              239,364          286,371
                                                                             --------------   --------------
        Total assets                                                         $    6,367,230        7,139,320
                                                                             ==============   ==============

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                          $    1,108,002        1,213,332
   Accrued compensation and related costs                                         1,989,549        1,868,877
   Deferred revenue                                                               5,375,270        6,190,490
   Accrued interest                                                                  62,260           39,698
   Other accrued expenses                                                           589,304          761,236
                                                                             --------------   --------------
        Total current liabilities                                                 9,124,385       10,073,633
                                                                             --------------   --------------

Long-term debt                                                                    1,500,000        1,500,000
                                                                             --------------   --------------
        Total Liabilities                                                        10,624,385       11,573,633
                                                                             --------------   --------------

Stockholders' deficit:
   Undesignated capital stock, 23,383,000 shares authorized
     at December 31, 2005 and June 30, 2005; none issued and
     outstanding                                                                         --               --
   Series C convertible preferred stock, par value $100 per
     share; 17,000 shares authorized; 17,000 outstanding at
     December 31, 2005 and June 30, 2005, respectively,
     liquidation preference of $2,550,000 at December 31, 2005                    1,737,500        1,767,500
   Series B convertible preferred stock, par value $0.01 per
     share; 600,000 shares authorized; 360,000 outstanding
     at December 31, 2005 and June 30, 2005, respectively,
     liquidation preference of $360,000 at December 31, 2005                          3,600            3,600
   Series A convertible preferred stock, par value $10 per
     share; 1,000,000 shares authorized; none issued and
     outstanding at December 31, 2005 and June 30, 2005,
     respectively                                                                        --               --
   Common stock, $0.01 par value; 75,000,000 shares
     authorized; 49,483,268 shares issued and outstanding at
     December 31, 2005 and June 30, 2005, respectively                              494,833          494,833
   Additional paid-in capital                                                    22,234,720       22,012,720
   Accumulated deficit                                                          (27,657,099)     (27,738,043)
   Deferred compensation                                                           (212,933)         (17,900)
   Accumulated other comprehensive loss                                            (857,776)        (957,023)
                                                                             --------------   --------------
        Total stockholders' deficit                                              (4,257,155)      (4,434,313)
                                                                             --------------   --------------
        Total liabilities and stockholders' deficit                          $    6,367,230        7,139,320
                                                                             ==============   ==============

     See accompanying notes to unaudited consolidated financial statements

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

               Six Month Periods Ended December 31, 2005 and 2004

                                                                                 2005            2004
                                                                             ------------   ------------
Cash flows from operating activities:
   Net income (loss)                                                         $    112,744     (2,641,632)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation                                                                  85,152         70,560
     Warrants and stock options vested                                             26,967         24,598
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                            700,334      1,155,714
        Prepaid expenses and other                                                136,264       (114,416)
        Accounts payable                                                         (105,330)       482,115
        Accrued compensation and related costs                                    120,672        601,482
        Deferred revenue                                                         (718,536)       586,946
        Accrued interest                                                           22,562        (26,712)
        Other accrued expenses                                                   (233,732)       (14,417)
                                                                             ------------   ------------
          Net cash provided by operating activities                               147,097        124,238
                                                                             ------------   ------------

Cash flows from investing activities:
   Capital expenditures                                                           (38,145)       (54,671)
                                                                             ------------   ------------
          Net cash used in investing activities                                   (38,145)       (54,671)
                                                                             ------------   ------------

Cash flows from financing activities:
   Proceeds from sale of Series B convertible preferred
    stock, net                                                                         --        343,776
                                                                             ------------   ------------
          Net cash provided by financing activities                                    --        343,776
Effect of exchange rate changes on cash                                             2,563         24,203
                                                                             ------------   ------------
          Net increase in cash and cash equivalents                               111,515        437,546
Cash and cash equivalents at beginning of period                                2,162,866        148,475
                                                                             ------------   ------------
Cash and cash equivalents at end of period                                   $  2,274,381        586,021
                                                                             ============   ============

Supplemental cash flow disclosures:
Cash paid during the period for interest                                     $     46,521         62,777
Cash paid during the period for income taxes                                           --             --
                                                                             ============   ============
Non-cash investing and financing activities:
Series B Convertible Preferred Stock issued for cancellation
 of note payable-stockholder                                                 $         --        240,000
                                                                             ============   ============

     See accompanying notes to unaudited consolidated financial statements

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

          Three and Six Month Periods Ended December 31, 2005 and 2004

                                                             Three Months Ended            Six Months Ended
                                                         ---------------------------   ---------------------------
                                                         December 31,   December 31,   December 31,   December 31,
                                                              2005          2004           2005           2004
                                                         ------------   ------------   ------------   ------------
Revenues:
   Software and license fees                             $  1,989,282      1,264,293      3,146,059      2,302,539
   Maintenance fees                                         1,502,213      1,380,289      2,933,219      2,582,633
   Consulting and other                                       681,327        678,376      1,386,424      1,483,078
                                                         ------------   ------------   ------------   ------------

     Total revenues                                         4,172,822      3,322,958      7,465,702      6,368,250
                                                         ------------   ------------   ------------   ------------
Operating costs and expenses:
   Cost of consulting and other services                      787,336        836,503      1,523,836      1,788,203
   Product development                                        566,579        570,533      1,074,491      1,098,458
   Sales and marketing                                      1,257,560      1,838,592      2,375,081      3,802,877
   General and administrative                               1,190,629      1,132,657      2,335,013      2,262,607
                                                         ------------   ------------   ------------   ------------
     Total operating costs and expenses                     3,802,104      4,378,285      7,308,421      8,952,145
                                                         ------------   ------------   ------------   ------------

     Operating income (loss)                                  370,718     (1,055,327)       157,281     (2,583,895)

Interest expense, net                                         (22,055)       (35,320)       (44,537)       (57,737)
                                                         ------------   ------------   ------------   ------------

     Income (loss) before income taxes                        348,663     (1,090,647)       112,744     (2,641,632)

Benefit from income taxes                                          --             --             --             --
                                                         ------------   ------------   ------------   ------------

     Net income (loss)                                        348,663     (1,090,647)       112,744     (2,641,632)

Preferred stock dividends                                     (15,900)      (229,245)       (31,800)      (229,245)
                                                         ------------   ------------   ------------   ------------

Income (loss) attributable to common stockholders        $    332,763     (1,319,892)        80,944     (2,870,877)
                                                         ============   ============   ============   ============

Net income (loss) per common share--basic                $       0.01          (0.05)          0.00          (0.11)
Income (loss) attributable to common stockholders
   per common share- basic                               $       0.01          (0.06)          0.00          (0.12)
Weighted average shares outstanding--basic                 49,483,268     23,970,268     49,483,268     23,970,268
Net income (loss) per common share--diluted              $       0.01          (0.05)          0.00          (0.11)
Income (loss) attributable to common stockholders
   per common share- diluted                             $       0.01          (0.06)          0.00          (0.12)
Weighted average shares outstanding--diluted               55,081,531     23,970,268     55,648,373     23,970,268

     See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

          Notes to Unaudited Consolidated Financial Statements for the Three and Six Month Periods Ended December 31, 2005 and 2004

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

      Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

      (b) Net Income (Loss) per Common Share

      Basic net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) attributable to common stockholders per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.

      Following is a reconciliation of basic and diluted net income (loss) attributable to common stockholders per common share for the three and six months ended December 31, 2005 and 2004, respectively:

                                                         Three Months Ended           Six Months Ended
                                                            December 31,                December 31,
                                                    --------------------------   --------------------------
                                                        2005          2004           2005          2004
                                                    ------------  ------------   ------------  ------------
Income (loss) attributable to common
   stockholders                                     $    332,763    (1,319,892)        80,944    (2,870,877)

Weighted average shares outstanding                   49,483,268    23,970,268     49,483,268    23,970,268

Income (loss) attributable to common
   stockholders per common share-- basic            $       0.01         (0.06)          0.00         (0.12)

Income (loss) per common share -- diluted:
Income (loss) attributable to common
   stockholders                                     $    332,763    (1,319,892)        80,944    (2,870,877)

Weighted average shares outstanding                   49,483,268    23,970,268     49,483,268    23,970,268

Common stock equivalents                                 998,263             0      1,565,105             0

Convertible preferred stock                            4,600,000             0      4,600,000             0

Weighted average shares and potential diluted
   shares outstanding                                 55,081,531    23,970,268     55,648,373    23,970,268

Income (loss) attributable to common
   stockholders -- Diluted                          $       0.01         (0.06)          0.00         (0.12)

      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

      Options and warrants outstanding totaling 14,681,692 and 13,321,692, respectively were excluded from the computation of common share equivalents for the three and six months ended December 31, 2005, as they were anti-dilutive. Options and warrants outstanding at December 31, 2004 totaling 9,561,903 were excluded from the computation of common share equivalents for the three and six months ended December 31, 2004, as they were anti-dilutive.

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

      Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's income (loss) attributable to common stockholders and basic and diluted net income (loss) attributable to common stockholders per common share would have been changed to the following pro forma amounts:

                                                             Three Months Ended           Six Months Ended
                                                                 December 31,                December 31,
                                                         --------------------------   ---------------------------
                                                              2005         2004           2005           2004
                                                         ------------  ------------   ------------   ------------
Income (loss) attributable to common stockholders:
   As reported                                           $    332,763    (1,319,892)        80,944     (2,870,877)
   Pro forma                                                  292,648    (1,369,192)       (19,461)    (3,067,189)
Basic income (loss) attributable to common
   stockholders per common share:
   As reported                                                   0.01         (0.06)          0.00          (0.12)
   Pro forma                                                     0.01         (0.06)         (0.00)         (0.13)
Diluted income (loss) attributable to common
   stockholders per common share:
   As reported                                                   0.01         (0.06)          0.00          (0.12)
   Pro forma                                                     0.01         (0.06)         (0.00)         (0.13)
Stock based compensation:
   As reported                                                      0             0              0              0
   Pro forma                                                   40,115        49,300        100,405        196,312

      In determining the compensation cost of options granted during the three and six months ended December 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                              Three Months Ended                      Six Months Ended
                                                 December 31,                           December 31,
                                     -------------------------------------  -------------------------------------
                                           2005                2004               2005               2004
                                     ------------------  -----------------  -----------------  ------------------
Risk-free interest rate                           4.50%        3.375-3.50%        3.875-4.50%        3.375-3.625%
Expected life of options granted               7 years            7 years          5-7 years             7 years
Expected volatility                                152%               122%               152%                122%
Expected dividend yield                              0%                 0%                 0%                  0%

(3)   Liquidity

      The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2005, the Company generated an operating loss of $3,872,825. For the ensuing six month period ended December 31, 2005, operating income of $157,281 has been generated. As of December 31, 2005, the Company had an accumulated deficit of $27,657,099 and total stockholders' deficit of $4,257,155.

      During the year ended June 30, 2005, the Company raised approximately $6.5 million in debt and equity financing, net of expenses. During the past twelve months, the Company has reduced operating expenses in all areas, primarily sales and marketing expenses, to bring them in line with expected revenue. In addition, new management has been brought in and initiatives have been implemented to (1) focus sales efforts on targeted markets, (2) improve cash flow and expense management and (3) improve operational execution. All these initiatives have been implemented in an effort to improve the Company's operating performance. If the Company is unable to sustain improved operating performance, the Company may further reduce operating expenses or may seek additional financing through private equity or debt placements. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

(4)   Comprehensive Income (Loss)

      Comprehensive loss and its components consist of the following:

                                                     Three Months Ended                         Six Months Ended
                                           ----------------------------------------  ----------------------------------------
                                              December 31,         December 31,         December 31,         December 31,
                                                  2005                 2004                 2005                 2004
                                           -------------------  -------------------  -------------------  -------------------
Net income (loss)                          $           348,663           (1,090,647)             112,744  $        (2,641,632)
Other comprehensive loss:
Foreign currency translation adjustment                 26,118             (357,972)              99,247             (371,651)
                                           -------------------  -------------------  -------------------  -------------------
Comprehensive income (loss)                $           374,781  $        (1,448,619) $           211,991  $        (3,013,283)
                                           ===================  ===================  ===================  ===================

(5)   Income Taxes

      Through December 31, 2005, the Company has U.S. Federal and State operating loss carryforwards of approximately $9 million and $3 million, respectively. The net operating loss carryforwards expire in the years 2010 through 2024. The Company has recorded a valuation allowance at December 31, 2005 and June 30, 2005 due to the uncertainties related to the ability to utilize certain Federal and State net operating loss carryforwards as determined in accordance with accounting principles generally accepted in the United States of America.

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

      The proceeds of the Series B Convertible Preferred Stock of $360,000 and the conversion of the note payable-stockholder of $240,000 were allocated between preferred stock, the fair value of the warrants based on using Black-Scholes pricing model and the beneficial conversion of the preferred stock. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the resulting beneficial conversion of the Series B Convertible Preferred Stock of approximately $225,000 was accounted for as preferred stock dividends during the year ended June 30, 2005. For the six month period ended December 31, 2005, the Company has recorded dividends of $10,800. Dividends accrued but not paid as of December 31, 2005, in the amount of $5,400, were paid to the holders of the Series B Convertible Preferred Stock subsequent to December 31, 2005.

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

      Each share of Series C Convertible Preferred Stock has a par value of $100 and is convertible into 200 shares of the Company's common stock, subject to customary anti-dilution provisions. In addition, holders of the Series C Convertible Preferred Stock are entitled to voting rights together with the common stock, on an as-if converted basis. The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. The Company has the right to redeem Series C Convertible Preferred Stock at any time upon 10 business days prior written notice upon payment of $100 per share plus accumulated but unpaid dividends; holders of Series C Convertible Preferred Stock may elect to convert the stock at any time. The fair value of the warrants at the date of grant was estimated to be approximately $748,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", it was determined that there was no resulting beneficial conversion of the Series C Convertible Preferred Stock. Upon liquidation of the Company, each share of Series C Convertible Preferred Stock entitles its holder to receive an amount of $150, prior and in preference to holders of common stock and any other preferred stock. In accordance with Staff Accounting Bulletin Topic 5, "Increasing Rate Preferred Stock", the Company has increased the carrying value of the Series C Convertible Preferred Stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. Since its issuance, as of December 31, 2005, the Company has amortized $52,500 of the effective dividend discussed above. In addition, the Company has recorded dividends of $51,000 for the six month period ended December 31, 2005. Dividends accrued but not paid as of December 31, 2005, in the amount of $25,500, were paid to the holders of the Series C Convertible Preferred Stock subsequent to December 31, 2005.

      The loan is collateralized by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February 2008), (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded interest in the amount of $33,935 and $67,685, which is included in interest expense in the accompanying statement of operations, for the three and six month periods ended December 31, 2005, respectively. The collateralized loan balance in the amount of $1,500,000 is included as long-term debt in the accompanying balance sheets as of December 31, 2005 and June 30, 2005, respectively.

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

      All warrants are subject to anti-dilution protection and contain cashless exercise provisions.

      At closing, the Company paid ComVest a cash fee of $240,000, which was offset against the gross proceeds of the preferred and common stock.

      Subject to waiver by the unanimous consent of the Company's Board of Directors, the Company has agreed to maintain a minimum cash balance of $750,000. This cash is available for the Company to use but, in the event of its use, an event of default under the debt instrument would be triggered which, if left uncured, could result in the debt being declared immediately due and payable. As of December 31, 2005, the Company is in compliance with all covenants contained in the debt agreement.

      Upon the closing of the financing transaction with ComVest, Delia MacIntosh, the spouse of the Company's former Chief Executive Officer, converted the remaining outstanding debt of the Company due to her under a note payable-stockholder in the aggregate amount of approximately $400,000 into 2,704,000 shares of Common Stock at the same terms as the equity financing.

(8)   Contingencies

      The Company is involved in a dispute with a customer involving software, support and services that were purchased from the Company in February 2001. In accordance with the contractual terms, the matter was brought to arbitration in November 2003. In December 2004, the arbitrator terminated the case and awarded the Company recovery of legal fees in the amount of approximately $90,000. During April 2005, the customer appealed the arbitrator's findings with the High Court of New Zealand and, in August 2005, the court ruled that the matter should be returned to arbitration. A settlement conference has been scheduled for January 2006. The Company is unable to estimate the exact amount of the loss, if any, but believes the loss may be in the range of $0 to $350,000. The Company intends to defend this action vigorously as it believes it has adequate defenses against this claim and that the claim is without merit. Based on the information available and discussions with legal counsel, the Company believes that the likelihood of loss is remote. Therefore, the Company has not accrued any liability related to this matter as of December 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

           For the Three and Six Month Periods Ended December 31, 2005
                            versus December 31, 2004

REVENUES:

Total revenue increased 26% and 17% for the three and six month periods ended December 31, 2005, respectively, compared to the same periods a year ago. In addition, revenues increased 27% for the three month period ended December 31, 2005 compared to the first quarter ended September 30, 2005.

Software revenues increased $724,989 (57%) and $843,520 (37%) for the three and six month periods ended December 31, 2005, respectively, from the same periods last year. These increases were achieved in spite of a decrease in the number of sales personnel due to a workforce reduction. As of December 31, 2005, we had a total of 24 employees in sales and marketing, a 38% decline over the same period last year. As a result, the average software and license fee revenue per salesperson increased to $131,000 for the six month period ended December 31, 2005 compared to $59,000 during the comparable six month period in fiscal 2005, an increase of 122%. Additionally, new sales management has been brought in during the year. This management team is focusing the sales organization on specific targeted markets, as opposed to a broader market approach.

Maintenance revenues increased $121,924 (9%) and $350,586 (14%) for the three and six month periods ended December 31, 2005, respectively, from the same periods last year. Results are indicative of the continued maintenance contract renewals and collections, and contracts sold to new customers at the current rate of 20% of the software license fee paid.

Consulting and other revenues increased $2,951 (0%) and decreased $96,654 (7%), for the three and six month periods ended December 31, 2005, respectively, from the same periods last year. Similar to software and license fee revenues, results in this area were achieved with fewer personnel in 2005 than 2004. Overall, staffing levels totaled 26 at the end of December, 2005, a reduction of 7% over the same period last year.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $576,181 (13%) and $1,643,724 (18%) for the three and six month periods ended December 31, 2005, respectively, from the same periods last year.

Cost of maintenance, consulting and other expenses decreased $49,167 (6%) and $264,367 (15%) for the three and six month periods ended December 31, 2005, respectively. As stated under consulting and other revenues above, the number of personnel in this area has declined by 7%.

Product development costs decreased $3,954 (1%) and $23,967 (2%) for the three and six month periods ended December 31, 2005, respectively, from the same periods last year.

Sales and marketing expenses decreased $581,032 (32%) and $1,427,796 (38%) for the three and six month periods ended December 31, 2005, respectively, from the same periods last year. As discussed under software and license fee revenue above, the number of personnel in this area has been dramatically reduced from 39 employees as of December 31, 2004 to 24 employees as of December 31, 2005, a reduction of 38%. Along with reduced salary and other compensation costs, other expenses like communications, travel and general marketing costs have been reduced to bring them in line with expected revenues. Included in these decreases are increases in sales commission expense for the three and six month periods ended December 31, 2005 of $111,725 (58%) and $79,393 (24%), respectively, as compared to the same periods last year. The increase in sales commission expense is due to increased software license fees for those periods. Taking those increases into effect, our other sales and marketing expenses actually decreased $692,757 (42%) and 1,507,189 (43%) for the three and six month periods ended December 31, 2005, from the same periods last year.

General and administrative expenses increased $57,972 (5%) and $72,406 (3%) for the three and six month periods ended December 31, 2005, respectively, from the same periods last year.

OPERATING INCOME (LOSS):

CorVu Corporation generated operating income of $370,718 and $157,281 for the three and six month periods ended December 31, 2005, respectively, compared to operating losses of $1,055,327 and $2,583,895 for the three and six month periods ended December 31, 2004, respectively.

INTEREST EXPENSE, NET:

Interest expense, net decreased $13,265 (38%) and $13,200 (23%) for the three and six month period ended December 31, 2005, respectively, from the same periods last year. Generally, our cost of borrowing is lower this year compared to the same periods last year. In addition, we have earned interest income on our excess cash balances this year due to our stronger cash position compared to previous periods.

NET INCOME (LOSS):

CorVu Corporation reported net income of $348,663 and $112,744 for the three and six month periods ended December 31, 2005, respectively, compared to net losses of $1,090,647 and $2,641,632 for the three and six month periods ended December 31, 2004, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $111,515 during the six month period ended December 31, 2005 from $2,162,866 as of June 30, 2005 to $2,274,381 as of December 31, 2005. Net cash provided by operating activities was $147,097 for the six month period ended December 31, 2005. Net cash used in investing activities was $38,145, reflecting the acquisition of capital assets during the period. Foreign exchange rate changes generated cash of $2,563.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2005, the Company generated an operating loss of $3,872,825. For the ensuing six month period ended December 31, 2005, operating income of $157,281 has been generated. As of December 31, 2005, the Company had an accumulated deficit of $27,657,099 and total stockholders' deficit of $4,257,155.

During the year ended June 30, 2005, the Company raised approximately $6.5 million in debt and equity financing, net of expenses. During the past twelve months, the Company has reduced operating expenses in all areas, primarily sales and marketing expenses, to bring them in line with expected revenue. In addition, new management has been brought in and initiatives have been implemented to (1) focus sales efforts on targeted markets, (2) improve cash flow and expense management and (3) improve operational execution. All these initiatives have been implemented in an effort to improve the Company's operating performance. If the Company is unable to sustain improved operating performance, the Company may further reduce operating expenses or may seek additional financing through private equity or debt placements. There can be no assurance that the Company will be successful in achieving these objectives. The Company's ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

Critical Accounting Policies and Estimates

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

      Maintenance, Consulting and other - Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred until collection and recognized ratably over the term of the maintenance agreements.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is involved in a dispute with a customer involving software, support and services that were purchased from the Company in February 2001. In accordance with the contractual terms, the matter was brought to arbitration in November 2003. In December 2004, the arbitrator terminated the case and awarded the Company recovery of legal fees in the amount of approximately $90,000. During April 2005, the customer appealed the arbitrator's findings with the High Court of New Zealand and, in August 2006, the court ruled that the matter should be returned to arbitration A settlement conference has been scheduled for January 2006. The Company is unable to estimate the exact amount of the loss, if any, but believes the loss may be in the range of $0 to $350,000. The Company intends to defend this action vigorously as it believes it has adequate defenses against this claim and that the claim is without merit. Based on the information available and discussions with legal counsel, the Company believes that the likelihood of loss is remote. Therefore, the Company has not accrued any liability related to this matter as of December 31, 2005.

      During the quarter ended December 31, 2005, the Company did not have any additional legal proceedings that were outside of routine litigation incidental to the business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of the Company's shareholders was held on December 8, 2005.

      (b) At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 49,849,663 shares in favor, with 193,391 shares against, 91,576 shares abstaining, and no shares represented by broker nonvotes.

      (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

      Nominee               Number of Votes  Number of Votes  Number of Votes
                                  For             Against         Abstained
      Joseph J. Caffarelli    49,940,039          194,591             0
      Robert L. Doretti       49,940,039          194,591             0
      Daniel Fishback         49,940,039          194,591             0
      Ismail Kurdi            49,940,039          194,591             0
      Justin M. MacIntosh     49,840,063          294,567             0
      James L. Mandel         49,940,039          194,591             0
      Robert L. Priddy        49,928,339          206,291             0

      (d) An increase in the number of shares reserved for issuance under the Company's 1996 Stock Option Plan by 3,500,000 shares from 4,500,000 to 8,000,000 shares of common stock was approved by a vote of 43,585,120 shares in favor, with 828,709 shares against, 2,750 shares abstaining and no shares represented by broker nonvotes.

      (e) The approval of the Company's 2005 Equity Incentive Plan, including the reservation of 5,000,000 shares of common stock for issuance under the 2005 Plan was approved by a vote of 43,431,409 shares in favor, with 983,170 shares against, 2,000 shares abstaining and no shares represented by broker nonvotes.

      (f) The selection of Virchow, Krause & Company, LLP, as the Company's independent auditors for the current fiscal year was approved by a vote of 50,038,363 shares in favor, with 13,667 shares against, 82,600 shares abstaining and no shares represented by broker nonvotes.

Item 5. Other Information.

      None

Item 6. Exhibits.

      (a) Exhibits: See Exhibit Index on page following the signature page of this Form 10-QSB.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORVU CORPORATION

Date:  January 19, 2006           By  /s/ David C. Carlson
                                      -----------------------
                                      David C. Carlson
                                      Chief Financial Officer

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