Form 10QSB
period 2006-03-31
CORVU CORP
filed 2006-04-25
CIK 1103341

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

   |X| QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES | | NO |X|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class: Common Stock, par value $.01 per share
               Outstanding shares as of April 14, 2006: 49,483,268

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                CorVu Corporation
                              Index to Form 10-QSB

PART I FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets March 31, 2006 (Unaudited) and June 30, 2005

    Consolidated Statements of Cash Flows (Unaudited) Nine Month Periods Ended March 31, 2006 and 2005

    Consolidated Statements of Operations (Unaudited) Three and Nine Month Periods Ended March 31, 2006 and 2005

    Notes to Unaudited Consolidated Financial Statements For the Three and Nine Month Periods Ended March 31, 2006 and 2005

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits

SIGNATURES

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                     March 31,       June 30,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)     (Audited)
                                     Assets

Current assets:
  Cash and cash equivalents                        $  2,903,611       2,162,866
  Trade accounts receivable, net of allowance
    for doubtful accounts of $77,000 and $65,000,
    respectively                                      3,007,752       4,199,610
  Prepaid expenses and other                            386,104         490,473
                                                   ------------    ------------
      Total current assets                            6,297,467       6,852,949
Furniture, fixtures and equipment, net                  225,429         286,371
                                                   ------------    ------------
      Total assets                                 $  6,522,896       7,139,320
                                                   ============    ============

                     Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                 $  1,101,895       1,213,332
  Accrued compensation and related costs              1,972,484       1,868,877
  Deferred revenue                                    4,880,681       5,955,815
  Accrued interest                                       73,140          39,698
  Other accrued expenses                                870,167         995,911
                                                   ------------    ------------
      Total current liabilities                       8,898,367      10,073,633
                                                   ------------    ------------

Long-term debt                                        1,500,000       1,500,000
                                                   ------------    ------------
      Total Liabilities                              10,398,367      11,573,633
                                                   ------------    ------------

Stockholders' deficit:
  Undesignated capital stock, 23,383,000 shares
    authorized at March 31, 2006 and June 30,
    2005; none issued and outstanding                        --              --
  Series C convertible preferred stock, par value
    $100 per share; 17,000 shares authorized;
    17,000 outstanding at March 31, 2006 and
    June 30, 2005, respectively, liquidation
    preference of $2,550,000 at March 31, 2006        1,724,500       1,767,500
  Series B convertible preferred stock, par value
    $0.01 per share; 600,000 shares authorized;
    360,000 outstanding at March 31, 2006 and
    June 30, 2005, respectively, liquidation
    preference of $360,000 at March 31, 2006              3,600           3,600
  Series A convertible preferred stock, par value
    $10 per share; 1,000,000 shares authorized;
    none issued and outstanding at March 31, 2006
    and June 30, 2005, respectively                          --              --
  Common stock, $0.01 par value; 75,000,000
    shares authorized; 49,483,268 shares issued
    and outstanding at March 31, 2006 and
    June 30, 2005, respectively                         494,833         494,833
  Additional paid-in capital                         22,234,720      22,012,720
  Accumulated deficit                               (27,277,860)    (27,738,043)
  Deferred compensation                                (208,933)        (17,900)
  Accumulated other comprehensive loss                 (846,331)       (957,023)
                                                   ------------    ------------
      Total stockholders' deficit                    (3,875,471)     (4,434,313)
                                                   ------------    ------------
      Total liabilities and stockholders' deficit  $  6,522,896       7,139,320
                                                   ============    ============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

                Nine Month Periods Ended March 31, 2006 and 2005

                                                         2006           2005
                                                     -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $   516,825     (3,381,117)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation                                       121,050        121,029
      Warrants and stock options vested                   30,967         25,900
      Changes in operating assets and liabilities:
        Trade accounts receivable, net                 1,191,858        655,455
        Prepaid expenses and other                       104,369        (19,650)
        Accounts payable                                (111,437)      (462,892)
        Accrued compensation and related costs           103,607       (555,696)
        Deferred revenue                                (962,771)       486,206
        Accrued interest                                  33,442        (88,452)
        Other accrued expenses                          (225,386)       (62,275)
                                                     -----------    -----------
          Net cash provided by (used in)
            operating activities                         802,524     (3,281,492)
                                                     -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                   (60,108)       (92,513)
                                                     -----------    -----------
          Net cash used in investing activities          (60,108)       (92,513)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of common stock, net                     --      3,007,335
  Proceeds from sale of Series B convertible
    preferred stock, net                                      --        344,583
  Proceeds from sale of Series C convertible
    preferred stock                                           --      1,700,000
  Borrowings on long-term debt                                --      1,500,000
  Repayment of line of credit                                 --       (300,000)
                                                     -----------    -----------
          Net cash provided by financing
            activities                                        --      6,251,918
Effect of exchange rate changes on cash                   (1,671)        43,203
                                                     -----------    -----------
          Net increase in cash and cash
            equivalents                                  740,745      2,921,116
Cash and cash equivalents at beginning of period       2,162,866        148,475
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,903,611      3,069,591
                                                     ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the period for interest             $    70,316        189,356
Cash paid during the period for income taxes                  --             --
                                                     ===========    ===========
Non-cash investing and financing activities:
Series B Convertible Preferred Stock issued for
  cancellation of note payable-stockholder,
  subsequently converted into common stock           $        --        240,000
Common stock issued for cancellation of note
  payable-stockholder                                         --        405,600
                                                     ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

           Three and Nine Month Periods Ended March 31, 2006 and 2005

                                                         Three Months Ended              Nine Months Ended
                                                    ----------------------------    ----------------------------
                                                      March 31,       March 31,       March 31,       March 31,
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Revenues:
  Software and license fees                         $  1,590,839       1,213,434       4,736,898       3,515,973
  Maintenance fees                                     1,483,796       1,492,390       4,417,015       4,075,023
  Consulting and other                                   748,016         867,616       2,134,440       2,350,694
                                                    ------------    ------------    ------------    ------------

      Total revenues                                   3,822,651       3,573,440      11,288,353       9,941,690
                                                    ------------    ------------    ------------    ------------
Operating costs and expenses:
  Cost of consulting and other services                  753,172         883,518       2,277,008       2,671,721
  Product development                                    531,419         552,681       1,605,910       1,651,139
  Sales and marketing                                    993,250       1,676,198       3,368,331       5,479,075
  General and administrative                           1,129,608       1,165,692       3,464,621       3,428,299
                                                    ------------    ------------    ------------    ------------
      Total operating costs and expenses               3,407,449       4,278,089      10,715,870      13,230,234
                                                    ------------    ------------    ------------    ------------

      Operating income (loss)                            415,202        (704,649)        572,483      (3,288,544)

Interest expense, net                                    (11,121)        (34,836)        (55,658)        (92,573)
                                                    ------------    ------------    ------------    ------------

      Income (loss) before income taxes                  404,081        (739,485)        516,825      (3,381,117)

Benefit from income taxes                                     --              --              --              --
                                                    ------------    ------------    ------------    ------------

      Net income (loss)                                  404,081        (739,485)        516,825      (3,381,117)

Preferred stock dividends                                (24,842)       (103,157)        (56,642)       (332,402)
                                                    ------------    ------------    ------------    ------------

Income (loss) attributable to common stockholders   $    379,239        (842,642)        460,183      (3,713,519)
                                                    ============    ============    ============    ============

Net income (loss) per common share--basic           $       0.01           (0.02)           0.01           (0.12)
Income (loss) attributable to common
  stockholders per common share- basic              $       0.01           (0.02)           0.01           (0.13)
Weighted average shares outstanding--basic            49,483,268      37,855,779      49,483,268      28,531,202
Net income (loss) per common share--diluted         $       0.01           (0.02)           0.01           (0.12)
Income (loss) attributable to common
  stockholders per common share- diluted            $       0.01           (0.02)           0.01           (0.13)
Weighted average shares outstanding--diluted          57,390,234      37,855,779      56,226,114      28,531,202

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

          Notes to Unaudited Consolidated Financial Statements for the
           Three and Nine Month Periods Ended March 31, 2006 and 2005

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

      Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

(2)   Summary of Significant Accounting Policies

      (a) Revenue Recognition

      We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position
      (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 104.

      Software license revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. When the Company received cash for prepayment of software license fees from resellers and distributors, revenue is recognized upon the delivery and acceptance of the product, when title to the product has passed to the reseller or distributor and there is no right of return or refund. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence.

      Maintenance revenues are recognized ratably, upon collection of the funds from the customer, over the term of the maintenance contract, typically 12 to 36 months.

      Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or "not to exceed" fees are recognized on a proportional performance basis.

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

      Following is a reconciliation of basic and diluted net income (loss) attributable to common stockholders per common share for the three and nine months ended March 31, 2006 and 2005, respectively:

                                                    Three Months Ended             Nine Months Ended
                                                         March 31,                     March 31,
                                                 -------------------------    ---------------------------
                                                   2006           2005            2006           2005
                                               ------------   ------------    ------------   ------------
Income (loss) attributable to common
  stockholders                                 $    379,239       (842,642)        460,183     (3,713,519)

Weighted average shares outstanding- basic       49,483,268     37,855,779      49,483,268     28,531,202

Income (loss) attributable to common
  stockholders per common share- basic         $       0.01          (0.02)           0.01          (0.13)

Income (loss) per common share- diluted:
Income (loss) attributable to common
  stockholders                                 $    379,239       (842,642)        460,183     (3,713,519)

Weighted average shares outstanding- basic       49,483,268     37,855,779      49,483,268     28,531,202

Common stock equivalents                          3,306,966              0       2,142,846              0

Convertible preferred stock                       4,600,000              0       4,600,000              0

Weighted average shares outstanding- diluted     57,390,234     37,855,779      56,226,114     28,531,202

Income (loss) attributable to common
  stockholders- diluted                        $       0.01          (0.02)           0.01          (0.13)

      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

      Options and warrants outstanding totaling 9,728,504 and 9,894,504 were excluded from the computation of common share equivalents for the three and nine months ended March 31, 2006, as they were anti-dilutive. Options, warrants and convertible preferred stock outstanding at March 31, 2005 totaling 18,988,964 were excluded from the computation of common share equivalents for the three and nine months ended March 31, 2005, as they were anti-dilutive.

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

      Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's income (loss) attributable to common stockholders and basic and diluted net income (loss) attributable to common stockholders per common share would have been changed to the following pro forma amounts:

                                                          Three Months Ended            Nine Months Ended
                                                               March 31,                     March 31,
                                                     ---------------------------    ---------------------------
                                                         2006           2005            2006           2005
                                                     ------------   ------------    ------------   ------------
Income (loss) attributable to common
  stockholders:
    As reported                                      $    379,239       (842,642)        460,183     (3,713,519)
    Pro forma                                             318,711       (872,574)        299,250     (3,939,763)
Basic income (loss) attributable to common
  stockholders per common share:
    As reported                                              0.01          (0.02)           0.01          (0.13)
    Pro forma                                                0.01          (0.02)           0.01          (0.14)
Diluted income (loss) attributable to common
  stockholders per common share:
    As reported                                              0.01          (0.02)           0.01          (0.13)
    Pro forma                                                0.01          (0.02)           0.01          (0.14)
Stock based compensation:
    As reported                                                 0              0               0              0
    Pro forma                                              60,528         29,932         160,933        226,244

      In determining the compensation cost of options granted during the three and nine months ended March 31, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                        Three Months Ended               Nine Months Ended
                                             March 31,                       March 31,
                                   ----------------------------    ----------------------------
                                       2006            2005            2006            2005
                                   ------------    ------------    ------------    ------------
Risk-free interest rate                    4.50%     3.375-3.50%     3.875-4.50%    3.375-3.625%
Expected life of options granted        7 years         7 years       5-7 years       5-7 years
Expected volatility                         152%            122%            152%            122%
Expected dividend yield                       0%              0%              0%              0%

(3)   Comprehensive Income (Loss)

      Comprehensive income (loss) and its components consist of the following:

                                          Three Months Ended March 31,   Nine Months Ended March 31,
                                          ---------------------------    ---------------------------
                                              2006           2005            2006           2005
                                          ------------   ------------    ------------   ------------
Net income (loss)                         $    404,081   $   (739,485)   $    516,825   $ (3,381,117)
Other comprehensive income (loss):
Foreign currency translation adjustment         11,445         (4,457)        110,692       (376,108)
                                          ------------   ------------    ------------   ------------
Comprehensive income (loss)               $    415,526   $   (743,942)   $    627,517   $ (3,757,225)
                                          ============   ============    ============   ============

(4)   Income Taxes

      Through March 31, 2006, the Company has U.S. Federal and State operating loss carryforwards of approximately $9.1 million and $3.3 million, respectively. In addition, the Company has foreign net operating loss carryforwards of approximately $4.1 million. The U.S. net operating loss carryforwards expire in the years 2010 through 2024. The Company has recorded a valuation allowance at March 31, 2006 and June 30, 2005 due to the uncertainties related to the ability to utilize certain Federal and State net operating loss carryforwards as determined in accordance with accounting principles generally accepted in the United States of America.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(5)   Series B Convertible Preferred Stock

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

      The proceeds of the Series B Convertible Preferred Stock of $360,000 and the conversion of the note payable-stockholder of $240,000 were allocated between preferred stock, the fair value of the warrants based on using Black-Scholes pricing model and the beneficial conversion of the preferred stock. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the resulting beneficial conversion of the Series B Convertible Preferred Stock of approximately $225,000 was accounted for as preferred stock dividends during the year ended June 30, 2005. For the three and nine month periods ended March 31, 2006 and 2005, the Company has recorded dividends of $5,400 and $7,057, respectively, and $16,200 and $10,769, respectively. Dividends accrued but not paid as of March 31, 2006 in the amount of $5,400 were paid to the holders of the Series B Convertible Preferred Stock subsequent to March 31, 2006.

      For their efforts in securing this financing, the Company's placement agent received a five-year warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.20 per share.

(6)   Debt and Equity Financing Transaction

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

      Each share of Series C Convertible Preferred Stock has a par value of $100 and is convertible into 200 shares of the Company's common stock, subject to customary anti-dilution provisions. In addition, holders of the Series C Convertible Preferred Stock are entitled to voting rights together with the common stock, on an as-if converted basis. The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. The Company has the right to redeem Series C Convertible Preferred Stock at any time upon 10 business days prior written notice upon payment of $100 per share plus accumulated but unpaid dividends; holders of Series C Convertible Preferred Stock may elect to convert the stock at any time. The fair value of the warrants at the date of grant was estimated to be approximately $748,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", it was determined that there was no resulting beneficial conversion of the Series C Convertible Preferred Stock. Upon liquidation of the Company, each share of Series C Convertible Preferred Stock entitles its holder to receive an amount of $150, prior and in preference to holders of common stock and any other preferred stock. In accordance with Staff Accounting Bulletin Topic 5, "Increasing Rate Preferred Stock", the Company has increased the carrying value of the Series C Convertible Preferred Stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. Since its issuance, as of March 31, 2006, the Company has amortized $65,500 of the effective dividend discussed above. In addition, for the three and nine month periods ended March 31, 2006 and 2005, the Company has recorded dividends of $32,442 and $13,600, respectively, and $83,442 and $13,600, respectively. Dividends accrued but not paid as of March 31, 2006, in the amount of $32,442, were paid to the holders of the Series C Convertible Preferred Stock subsequent to March 31, 2006.

      The loan is collateralized by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February 2008), (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded interest in the amount of $33,750 and $12,082, respectively, and $101,250 and $12,082, respectively, which is included in interest expense in the accompanying statement of operations, for the three and nine month periods ended March 31, 2006 and 2005, respectively. The collateralized loan balance in the amount of $1,500,000 is included as long-term debt in the accompanying balance sheets as of March 31, 2006 and June 30, 2005, respectively.

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

      Subject to waiver by the unanimous consent of the Company's Board of Directors, the Company has agreed to maintain a minimum cash balance of $750,000. This cash is available for the Company to use but, in the event of its use, an event of default under the debt instrument would be triggered which, if left uncured, could result in the debt being declared immediately due and payable. As of March 31, 2006, the Company is in compliance with all covenants contained in the debt agreement.

      Upon the closing of the financing transaction with ComVest, Delia MacIntosh, the spouse of the Company's former Chief Executive Officer, converted the remaining outstanding debt of the Company due to her under a note payable-stockholder in the aggregate amount of approximately $400,000 into 2,704,000 shares of Common Stock at the same terms as the equity financing.

(7)   Contingencies

      The Company was involved in a dispute with a customer involving software, support and services that were purchased from the Company in February 2001. In accordance with the contractual terms, the matter was brought to arbitration in November 2003 and, in February 2006, the dispute was settled and the Company received approximately $50,000 from the customer. The amount, which was collected during the three month period ended March 31, 2006, was recorded as a reduction of general and administrative expenses in the accompanying statement of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

            For the Three and Nine Month Periods Ended March 31, 2006
                              versus March 31, 2005

REVENUES:

Total revenue increased 7% and 14% for the three and nine month periods ended March 31, 2006, respectively, compared to the same periods a year ago.

Software revenues increased $377,405 (31%) and $1,220,925 (35%) for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year. We continue to experience improved results based on focusing the sales efforts on specific targeted markets. For the nine month period ended March 31, 2006, all regions reflect improved software revenues over the same period last year.

Maintenance revenues decreased $8,594 (1%) and increased $341,992 (8%) for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year. Results for the nine months ended March 31, 2006 are indicative of the continued maintenance contract renewals and collections, and maintenance contracts sold to new customers at the current rate of 20% of the software license fee paid, which is recognized ratably over the contract period.

Consulting and other revenues decreased $119,600 (14%) and $216,254 (9%), for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year. Staffing levels totaled 24 at the end of March 2006, a reduction of 8% over the same period last year. Revenues in this area are primarily the result of new software license fee sales. When new software license sales are down, eventually this will lead to lower consulting revenues. Conversely, when new software license sales increase, consulting and other revenues increase. The lack of sufficient new software license revenue in FY 2004 and FY 2005, in the Americas and Asia-Pacific regions, have impacted revenues in this area in FY 2006. For the nine month period ended March 31, 2006, revenues in the Americas region have declined by $188,468 or 32%, and revenues in the Asia-Pacific region have declined by $265,867, or 25%. As software revenues improve in these regions (see discussion above), we would expect revenues in this area to improve as well. Conversely, revenues in the UK/Europe region have increased by $238,081, or 35%, based on better results in the area of new software revenues.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $870,640 (20%) and $2,514,364 (19%) for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year. We continue to focus efforts on controlling expenses, reducing and eliminating unnecessary expenses and efficiently spending our resources on our focused sales efforts.

Cost of maintenance, consulting and other expenses decreased $130,346 (15%) and $394,713 (15%) for the three and nine month periods ended March 31, 2006, respectively. As stated under consulting and other revenues above, the number of personnel in this area has declined by 8%.

Product development costs decreased $21,262 (4%) and $45,229 (3%) for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year.

Sales and marketing expenses decreased $682,948 (41%) and $2,110,744 (39%) for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year. Included in these decreases are increases in sales commission expense for the three and nine month periods ended March 31, 2006 of $27,883 (23%) and $108,133 (24%), respectively, as compared to the same periods last year. The increase in sales commission expense is due to increased software license fees for those periods. Taking those increases into effect, our other sales and marketing expenses actually decreased $710,831 (46%) and $2,218,877 (44%) for the three and nine month periods ended March 31, 2006, from the same periods last year. Expenses like communications, travel and general marketing costs have been reduced to bring them in line with expected revenues.

General and administrative expenses decreased $36,084 (3%) and increased $36,322 (1%) for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year.

OPERATING INCOME (LOSS):

CorVu Corporation generated operating income of $415,202 and $572,483 for the three and nine month periods ended March 31, 2006, respectively, compared to operating losses of $704,649 and $3,288,544 for the three and nine month periods ended March 31, 2005, respectively.

INTEREST EXPENSE, NET:

Interest expense, net decreased $23,715 (68%) and $36,915 (40%) for the three and nine month periods ended March 31, 2006, respectively, from the same periods last year. Generally, our cost of borrowing decreased this year compared to the same periods last year. In addition, we have earned interest income (approximately $48,000) on our excess cash balances this year due to our stronger cash position compared to previous periods.

NET INCOME (LOSS):

CorVu Corporation reported net income of $404,081 and $516,825 for the three and nine month periods ended March 31, 2006, respectively, compared to net losses of $739,485 and $3,381,117 for the three and nine month periods ended March 31, 2005, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $740,745 during the nine month period ended March 31, 2006 from $2,162,866 as of June 30, 2005 to $2,903,611 as of March 31, 2006. Net cash provided by operating activities was $802,524 for the nine month period ended March 31, 2006. Net income of $404,081 that was generated for the nine month period ended March 31, 2006 has driven cash to these levels. Net cash used in investing activities was $60,108, reflecting the acquisition of capital assets during the period. Foreign exchange rate changes resulted in a reduction in cash of $1,671.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended June 30, 2005, the Company generated an operating loss of $3,872,825. For the ensuing nine month period ended March 31, 2006, operating income of $572,483 has been generated. As of March 31, 2006, the Company had an accumulated deficit of $27,277,860 and total stockholders' deficit of $3,875,471.

During the year ended June 30, 2005, the Company raised approximately $6.5 million in debt and equity financing, net of expenses. As operating performance has improved this year, the Company continues to monitor and control operating expenses to assure they are in line with expected revenue. In addition, we continue to focus our sales on targeted markets and to continue to improve cash flow.

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

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Our specific revenue recognition policies are as follows:

      Software license revenues from end-users and resellers are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. When the Company received cash for prepayment of software license fees from resellers and distributors, revenue is recognized upon the delivery and acceptance of the product, when title to the product has passed to the reseller or distributor and there is no right of return or refund. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence.

      Maintenance revenues are recognized ratably, upon collection of the funds from the customer, over the term of the maintenance contract, typically 12 to 36 months.

      Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or "not to exceed" fees are recognized on a proportional performance basis.

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

Item 3 Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to (1) provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) ensure that information required to be disclosed in the reports that we file or submit under te Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company was involved in a dispute with a customer involving software, support and services that were purchased from the Company in February 2001. In accordance with the contractual terms, the matter was brought to arbitration in November 2003 and, in February 2006, the dispute was settled and the Company received approximately $50,000 from the customer.

         During the quarter ended March 31, 2006, the Company did not have any additional legal proceedings that were outside of routine litigation incidental to the business.

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

                                                  CORVU CORPORATION

Date:  April 25, 2006                         By  /s/ David C. Carlson
                                                  --------------------
                                                  David C. Carlson
                                                  Chief Financial Officer

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