Form 10KSB
period 2006-06-30
CORVU CORP
filed 2006-09-14
CIK 1103341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                         COMMISSION FILE NO.: 000-29299

                                CORVU CORPORATION
                 (Name of Small Business Issuer in its charter)

          MINNESOTA                                           41-1457090
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

                  3400 WEST 66TH STREET, EDINA, MINNESOTA 55435
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (952) 944-7777

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  COMMON STOCK

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES | | NO |X|

Issuer's revenues for its most recent fiscal year: $15,392,396.

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of August 31, 2006 was approximately $6,300,000 based upon the closing price of the registrant's Common Stock on such date.

There were 49,518,268 shares of Common Stock outstanding as of August 31, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the registrant's proxy statement for its 2006 Annual Meeting to be held on December 7, 2006 are incorporated by reference into Items 9, 10, 11, 12 and 14 of Part III.

Transitional Small Business Disclosure Format (Check one). YES |_| NO |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We are a holding company that develops and sells business performance management software products and related professional services through our subsidiaries:
CorVu North America, Inc. (incorporated in Minnesota, responsible for North and South America); CorVu Plc (incorporated in England, responsible for United Kingdom/Europe), CorVu Australasia Pty. Ltd. (incorporated in Australia, responsible for the Asia-Pacific region), CorVu Software Marketing, Inc. (incorporated in Minnesota, currently inactive), and CorVu Latin America, Inc. (incorporated in Minnesota, currently inactive). CorVu Australasia Pty. Ltd has two subsidiaries, CorVu Asia Limited, incorporated under the laws of China, and CorVu Asia Pacific Pte Limited, incorporated under the laws of Singapore.

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

BUSINESS OF ISSUER

(i) Our Principal Products and Services

CorVu is a provider of performance management software products. The CorVu solution enables organizations to proactively monitor and manage business performance. The most recent software release, CorVu 5, combines performance metrics, reporting and analysis, budgeting and planning, objectives, initiatives, and risk management in a single application. As a web-based, purpose-built application, CorVu 5 can be deployed quickly to a large number of users across the enterprise. CorVu's product offerings are supported and enhanced by CorVu's value-add applications (RapidApps) which are pre-packaged dashboards and reports designed to reduce the implementation time for specific industries and contexts.

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

Our Products
CorVu 5 consists of five integrated modules:

      o     CorBusiness(TM)
      o     CorStrategy(TM)
      o     CorPlanning(TM)
      o     CorRisk(TM)
      o     CorIncentive(TM)

CorBusiness(TM) is a powerful and flexible business intelligence platform for reporting, analysis, and data access that can be deployed rapidly and cost effectively. It provides rich capabilities for custom reporting, graphical analysis, alerts, dashboards, predicitive analysis, forecasting and data mining, and automated data collection and consolidation.

CorStrategy(TM), the foundational module of CorVu 5, provides powerful and flexible scorecarding, objective and initiative management capabilities with in-built workflow triggers and email alerts. Key features include interactive scorecards, strategy maps, briefing books, dashboards, pre-built reports and views, and a central repository for all metrics, calculations, and commentary. CorStrategy's flexible structure can be tailored to match any methodology and deployed across the enterprise with zero-footprint web data update forms.

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

CorVu's client (desktop) products are available for Windows 2000 (or above) and Linux. CorVu's server products are available on Windows (2000 or above), Unix, and Linux. All pricing is based upon the number of users licensed under the agreement with the respective customer.

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

Analysts predict that the worldwide financial/Business Performance Management market will increase to $2.5 billion in 2009 with an 20 percent average annual growth rate (AAGR) for the period from 2004 through 2009. "The BPM analytic applications market performance exceeded expectations in 2004, and double-digit growth is expected to continue," says Kathleen Wilhide, research director, Compliance and BPM solutions, IDC. "Information transparency and performance management initiatives are a top priority from both a business and IT standpoint, and they will play an increasingly important role in enterprisewide transformation initiatives that reduce information silos and optimize performance management processes." Based on these predictions the Company assumes that private and public sector organizations will continue to look to performance management technology to improve efficiencies, strategy execution, visibility and accountability. The Company, therefore, believes that the market demand for its performance management software should continue to grow.

(iii) Distribution of our Products and Services

CorVu products and services are sold through our subsidiaries' direct sales offices and through "Value Added Resellers," distributors, and alliance partners.

Direct Sales Offices
Our North American subsidiary has direct sales offices in Atlanta, Chicago and Minneapolis. In Europe, the CorVu sales office is located in London. Sales offices for the CorVu Asia-Pacific region have been established in Australia in Sydney and Melbourne, in Singapore and in China in Shanghai and Beijing. Direct sales activities are concentrated on Global 1000 accounts.

Value Added Resellers (VARs)
Our VARs are software companies with industry applications that sell our software products in conjunction with their own products. Some VARs will private-label CorVu products. Current VARs offer CorVu products into a variety of industries, including manufacturing, distribution, warehouse logistics, healthcare, insurance, mining, power/utilities, and human resources. Under the typical agreement between a VAR and one of our subsidiaries, the VAR receives the non-exclusive license to sell the software products specified in the agreement and to grant sublicenses for the use of such software to users of the VAR's applications. The license fees paid by a VAR are a percentage of our standard license fee for the use of our software and generally may be increased at our discretion upon 30 days prior written notice. Any of the parties may terminate the agreement without giving any reason by written notice 90 days prior to the termination date. A typical VAR agreement has a three-year term.

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

Historically, approximately 30-40% of our annual license revenues are generated through distributors, VARs and Alliance Partners.

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

The most license revenue that any single customer or partner has contributed to CorVu in fiscal year 2006 was about 9%. In the past, several of our customers have ordered additional software and services, occurring within a non-predictable time frame, that is, from a few months of the original order up to a few years after that order. The additional orders typically have been either (a) the addition of users for new projects, departments, divisions etc. within a given customer, or (b) the purchase of new products as these become available. Repeat business accounted for approximately 29% of our annual software and license fee revenues in fiscal year 2006.

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

(vii) Research and Development Activities

In fiscal 2005, we spent $2,098,644 on research and development (R&D) activities, and in fiscal 2006, a total of $2,162,297. None of these costs was borne directly by any customer. We expect to continue to maintain our high level of investment in R&D activities in fiscal 2007 and are projected to spend approximately $2 million in this area.

(viii) Our Employees

As of June 30, 2006, we employed 86 people in our Company and our subsidiaries around the world. Twenty-nine of these employees worked in Sales and Marketing, 21 provided professional services such as training and general product assistance, 20 worked in product development and 16 provided general administrative and help-desk support services. All of our employees are working full-time. No employees are represented by a labor union and we consider our relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in 6,600 square feet of leased office space at 3400 West 66th Street, Edina, Minnesota. Pursuant to the lease agreement that extends to August 31, 2007, we make monthly base rent payments with annual increases of approximately 3% per year. In addition to the base rent payments, we reimburse the landlord for any operating costs allocable to our premises based upon the rentable square foot office area allocable to our premises. Rent payments are approximately $11,000 per month. The premises include a reception area, conference and training rooms, as well as executive and administrative offices.

The major regional centers of our subsidiaries are located in Sydney (Australia) and London (England). Monthly rental payments (in U.S. dollars) for both offices amount to approximately $15,000 each. These amounts are subject to variations due to the applicable exchange rates. The lease agreements vary concerning terms and conditions, are subject to the applicable local laws and expire at various times through March 2015.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol CRVU.OB. Quotations in the following table are based on information provided by the "Historical Quotes" database of LexisNexis(R), which includes data provided by SunGard Management Solutions (R). The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                          COMMON STOCK
                                                ------------------------------
FISCAL QUARTER ENDED                               HIGH BID       LOW BID
------------------------------------------------------------------------------
September 30, 2004                                   $0.55          $0.27
December 31, 2004                                    $0.36          $0.16
March 31, 2005                                       $0.35          $0.20
June 30, 2005                                        $0.20          $0.14

September 30, 2005                                   $0.40          $0.12
December 31, 2005                                    $0.26          $0.15
March 31, 2006                                       $0.41          $0.24
June 30, 2006                                        $0.41          $0.34

As of August 15, 2006, we had 177 shareholders of record. We have never paid cash dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.

The following table provides information as of June 30, 2006 about the Company's equity compensation plans.

                                                                                        NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES TO        WEIGHTED AVERAGE        AVAILABLE FOR FUTURE ISSUANCE UNDER
                               BE ISSUED UPON EXERCISE       EXERCISE PRICE OF             EQUITY COMPENSATION PLANS
                               OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                   COLUMN (A))
                             ---------------------------- -------------------------  --------------------------------------
                                          (A)                          (B)                            (C)
                             ---------------------------- -------------------------  --------------------------------------
Equity compensation plans
   approved by security
   Holders................              8,250,126                    $ 0.35                         4,419,293

Equity compensation plans
   not approved by
   security holders*.....               1,138,569                    $ 0.91                               -0-

Total                                   9,388,695                    $ 0.42                         4,419,293

     *   Includes individual compensation agreements with employees domiciled in the U.S. and outside the U.S. as well as agreements with certain vendors issued in exchange for goods and services rendered.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

CorVu is an international provider of Business Performance Management software. Our Company designs, develops, markets and supports its management software products and its services through sales offices of our subsidiaries as well as through distributors, Value Added Resellers, and Alliance Partners. Sales and support offices belonging to our subsidiaries are located in the United States, Australia and Europe. See ITEM 1, Business of the Issuer, for details.

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

Software License Fees. Software license fee revenues from end-users, resellers and distributors are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. In certain cases, the Company receives cash for prepayment of software license fees from resellers and distributors. Accordingly, revenue is recognized upon the delivery and acceptance of the product, when title to the product has passed to the reseller or distributor and there is no right of return or refund. To date, the Company has not refunded any prepayments made by resellers or distributors.

Maintenance, Consulting and other. Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred until collection has occurred and recognized ratably over the term of the maintenance agreements, beginning with the first month of the maintenance contract period.

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

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable. There are no pending contingencies as of June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the fiscal year ending June 30, 2007, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The Company expects expenses related to the implementation of SFAS No. 123R to be approximately $180,000 for the year ended June 30, 2007.

FISCAL YEAR ENDED JUNE 30, 2006 VERSUS JUNE 30, 2005

REVENUES:

Total revenue increased by $2,221,822 (17%) from $13,170,574 for the year ended June 30, 2005 to $15,392,396 for the year ended June 30, 2006.

Software and license fee revenues increased $2,225,829 (53%) from $4,209,034 in 2005 to $6,434,863 in 2006. All three operating regions produced increased levels of software and license fee revenue over the previous period: the Americas- $459,447 (39%), Asia-Pacific- $1,235,499 (130%), UK/Europe- $530,883
(25%). Direct sales, which accounted for 59% of total software and license fee revenues, increased $1,304,142 (53%) from $2,478,531 in 2005 to $3,782,673 in
2006. Software and license fee revenue generated by resellers and distributors (indirect) accounted for the remaining 41%, increasing by $921,687 (53%) from $1,730,503 in 2005 to $2,652,190 in 2006. Our improved performance was the result of new sales management in two of our three operating regions, our sales focus on specific targeted markets and a continued increase in market demand for our products.

Maintenance fees increased $197,658 (3%) from $5,832,212 in 2005 to $6,029,870 in 2006. Results are indicative of continued maintenance contract renewals and collections, and new maintenance contracts sold at the current rate of 20% of the software license fee paid. We would expect to continue to show growth in this area in 2007 based on expected renewal rates on existing contracts and the sale of new contracts to new customers.

Consulting and other revenues decreased $201,665 (6%) from $3,129,328 in 2005 to $2,927,663 in 2006. Billable hours for implementation and consulting services declined from 2005 to 2006 due to a 17% reduction in the average number of services personnel and due to lower levels of software and license fee revenue that were generated in 2004 and 2005. As software and license fee revenue increases, we would expect the number of implementations to increase, as well as the demand for consulting services, both of which would result in increased revenues in this area.

OPERATING COSTS AND EXPENSES:

Operating costs and expenses decreased by $2,906,496 (17%) from $17,043,399 for the year ended June 30, 2005 to $14,136,903 for the year ended June 30, 2006.

Cost of consulting and other services decreased $308,629 (9%) from $3,343,368 in 2005 to $3,034,739 in 2006. As stated above under consulting and other revenues, there was a 17% decline in the average number of services personnel from 2005 to 2006. This reduction in personnel was implemented based on the reduced demand for consulting, implementation and training services due to the lack of new customers in both 2004 and 2005. As the demand for these services increases, we expect an increase in our costs in this area.

Product development costs increased $63,653 (3%) from $2,098,644 in 2005 to $2,162,297 in 2006. We continue to maintain our high level of investment in this area in our effort to improve our products. The average number of development personnel declined by 10% from 2005 to 2006. The reduction in personnel was offset by a 3% increase in the foreign currency exchange rate to convert Australian dollars, where the development personnel are employed, into U.S. dollars. For 2007, we expect expenditure levels to be comparable to the level incurred in 2006.

Sales and marketing expenses decreased $2,350,048 (34%) from $6,857,554 in 2005 to $4,507,506 in 2006. The primary driver behind this decrease was an 18% reduction in the average number of sales and marketing personnel from 2005 to 2006. In addition to the reduction in salaries and related costs brought on by the decrease in personnel, we curtailed spending in other areas such as marketing activities, office expenses and employee travel costs. Included in this area is sales commission expense, which increased by $113,870 (18%) from 2005 to 2006 due to increased revenues. Taking that into effect, other sales and marketing expenses decreased by $2,463,918, or 40%, from 2005 to 2006. We expect a moderate increase in sales and marketing expenses during 2007.

General and administrative expenses decreased $311,472 (7%) from $4,743,833 in 2005 to $4,432,361 in 2006. The 2005 expense amount includes a $250,000 write-off of a receivable from an international distributor. Other general and administrative expenses remained relatively flat from 2005 to 2006 and we would expect that to continue into 2007.

OPERATING INCOME (LOSS):

CorVu Corporation generated operating income of $1,255,493 for the year ended June 30, 2006 and incurred an operating loss of $3,872,825 for the year ended June 30, 2005.

INTEREST EXPENSE, NET:

Interest expense, net decreased $51,223 (47%) from $109,773 in 2005 to $58,550 in 2006. A reduction in overall debt levels from 2005 to 2006 as well as an increase in the amount of interest income earned on excess cash contributed to this improvement. We expect the expense level in this area to continue to decline moderately in 2007.

DEFERRED INCOME TAX PROVISION:

For the year ended June 30, 2005, we recorded a one-time, non-recurring deferred income tax provision of $2,615,000 against a previously (fiscal 2003) recorded deferred income tax asset, which represented a portion of the value of accumulated net operating losses which could have been utilized in future periods to offset federal and state income tax liabilities. In light of the operating losses incurred in fiscal years 2004 and 2005, management felt it was prudent to record this provision as of June 30, 2005 to provide a full valuation allowance against its gross deferred tax assets.

NET INCOME (LOSS):

Due to increased revenues and decreased operating costs and expenses, CorVu Corporation generated net income of $1,196,943 for the year ended June 30, 2006 as opposed to a net loss of $6,597,598 for the year ended June 30, 2005.

PREFERRED STOCK DIVIDENDS:

The Company recorded preferred stock dividends of $92,992 and $348,302 for the years ended June 30, 2006 and 2005, respectively.

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:

CorVu Corporation generated income attributable to common stockholders of $1,103,951 for the year ended June 30, 2006 as opposed to a loss attributable to common stockholders of $6,945,900 that the Company incurred for the year ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased by $941,638 from $2,162,866 as of June 30, 2005 to $3,104,504 as of June 30, 2006.

Net cash provided by operating activities was $1,139,335 for the year ended June 30, 2006 as a result of net income generated during the year. In addition, we improved our cash management techniques, concentrating on improved collections of receivables and management of our payables.

Net cash used in investing activities was $89,684 for the year ended June 30, 2006 reflecting the acquisition of capital assets.

Net cash used in financing activities was $126,492 for the year ended June 30, 2006 reflecting the payment of preferred stock dividends during the period, which was partially offset by proceeds from the exercise of employee stock options.

Exchange rate changes provided an increase in cash of $18,479 for the year ended June 30, 2006.

Our plan for 2007 and beyond is to continue to manage our operating expenses to keep them in line with revenues we generate. Management expects revenues to continue to improve as initiatives implemented take effect. We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations, including interest expense, at June 30, 2006, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in Thousands):

                                          1 YEAR      1-3        OVER
                                TOTAL     OR LESS    YEARS      3 YEARS
                               ------     -------    ------     -------
Operating leases .........     $2,496     $  476     $  809     $1,211
Long-term debt............      1,765        153      1,612         --
                               ------     ------     ------     ------
Total ....................     $4,261     $  629     $2,421     $1,211
                               ------     ------     ------     ------

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

                       CORVU CORPORATION AND SUBSIDIARIES
                        Consolidated Financial Statements
                             June 30, 2006 and 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
CorVu Corporation and subsidiaries
Edina, Minnesota

We have audited the accompanying consolidated balance sheets of CorVu Corporation and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorVu Corporation and subsidiaries as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                              /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
July 25, 2006

                       CORVU CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005

                                                                                             2006              2005
                                                                                         ------------      ------------
                                        ASSETS
Current assets:
   Cash and cash equivalents .......................................................     $  3,104,504      $ 2,162,866
   Trade accounts receivable, net of allowance for doubtful accounts of $69,000 and
     $65,000, respectively ........................................................         3,807,362         4,199,610
   Prepaid expenses ................................................................          263,315           379,072
   Other current assets ............................................................           50,546           111,401
                                                                                         ------------      ------------
        Total current assets .......................................................        7,225,727         6,852,949
                                                                                         ------------      ------------
Furniture, fixtures, and equipment .................................................          739,983           755,318
   Less accumulated depreciation ...................................................         (518,107)         (468,947)
                                                                                         ------------      ------------
        Net furniture, fixtures and equipment ......................................          221,876           286,371
                                                                                         ------------      ------------
        Total assets.......................................................... .....     $  7,447,603      $  7,139,320
                                                                                         ============      ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable ................................................................     $    814,020      $  1,213,332
   Accrued compensation and related costs ..........................................        2,241,334         1,868,877
   Deferred revenue ................................................................        5,330,222         5,955,815
   Accrued interest ................................................................           78,657            39,698
   Other accrued expenses ..........................................................          899,987           995,911
                                                                                         ------------      ------------
        Total current liabilities ..................................................        9,364,220        10,073,633
Long-term debt................................................................ .....        1,500,000         1,500,000
                                                                                         ------------      ------------
        Total liabilities ..........................................................       10,864,220        11,573,633
                                                                                         ------------      ------------

Stockholders' deficit:
   Undesignated capital stock, 23,383,000 shares
     at both June 30, 2006 and 2005, none issued                                                   --                --
   Series C convertible preferred stock, Par value $100 per share:
     17,000 shares authorized; 17,000 issued and outstanding at June 30, 2006 and 2005, respectively, liquidation preference of $2,550,000 at June 30, 2006
     and 2005.......................................................................        1,717,200          1,767,500
   Series B convertible preferred stock, Par value $0.01 per share:
     600,000 shares authorized; 360,000 issued and outstanding at June 30, 2006 and 2005, respectively, liquidation preference of $360,000
     at June 30, 2006 and 2005......................................................            3,600              3,600
   Series A convertible preferred stock, Par value $10 per share:
     1,000,000 shares authorized; none issued and outstanding
     at June 30, 2006 and 2005, respectively .......................................               --                --
   Common stock, $0.01 par value; 75,000,000 shares authorized;
     49,498,268 and 49,483,268 shares issued and outstanding at June 30, 2006 and 2005,
     respectively ..................................................................          494,983           494,833
   Additional paid-in capital ......................................................       22,238,620        22,012,720
   Accumulated deficit .............................................................      (26,634,092)      (27,738,043)
   Deferred compensation ...........................................................         (208,933)         ( 17,900)
   Accumulated other comprehensive loss ............................................       (1,027,995)         (957,023)
                                                                                         ------------      ------------
        Total stockholders' deficit ................................................       (3,416,617)       (4,434,313)
                                                                                         ------------      ------------
        Commitments (Notes 3 and 5)

        Total liabilities and stockholders' deficit ................................     $  7,447,603      $  7,139,320
                                                                                         ============      ============

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       Years ended June 30, 2006 and 2005

                                                     2006               2005
                                                 ------------      ------------
Revenues:
   Software and license fees ...............     $  6,434,863      $  4,209,034
   Maintenance fees ........................        6,029,870         5,832,212
   Consulting and other ....................        2,927,663         3,129,328
                                                 ------------      ------------
        Total revenues .....................       15,392,396        13,170,574
                                                 ------------      ------------
Operating costs and expenses:
   Cost of consulting and other services....        3,034,739         3,343,368
   Product development .....................        2,162,297         2,098,644
   Sales and marketing .....................        4,507,506         6,857,554
   General and administrative ..............        4,432,361         4,743,833
                                                 ------------      ------------
        Total operating costs and expenses..       14,136,903        17,043,399
                                                 ------------      ------------
        Operating income (loss).............        1,225,493        (3,872,825)
Interest expense, net ......................          (58,550)         (109,773)
                                                 ------------      ------------
        Income (loss) before income taxes...        1,196,943        (3,982,598)
Deferred income tax provision...............               --         2,615,000
                                                 ------------      ------------
        Net income (loss)...................        1,196,943        (6,597,598)
Preferred stock dividends...................          (92,992)         (348,302)
                                                 ------------      ------------
Income (loss) attributable to common
 Stockholders...............................     $  1,103,951      $ (6,945,900)
                                                 ============      ============

Income (loss) attributable to common stockholders
 per common share-basic.....................     $       0.02      $      (0.21)
Weighted average shares outstanding--basic...      49,483,679        33,754,597
Income (loss) attributable to common stockholders
 per common share-diluted...................     $       0.02      $      (0.21)
Weighted average shares outstanding-diluted        56,848,933        33,754,597

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                       Years ended June 30, 2006 and 2005

                                                            SERIES C                     SERIES B
                                                        PREFERRED STOCK               PREFERRED STOCK
                                                    -------------------------    --------------------------
                                                      SHARES        AMOUNT         SHARES         AMOUNT
                                                    -----------   -----------    -----------    -----------
Balance, June 30, 2004                                       --   $        --             --    $        --

Issuance of preferred stock, net of expenses             17,000     1,700,000        360,000          3,600
Note payable-stockholder converted into preferred
  stock                                                      --            --        240,000          2,400
Preferred stock converted into common stock                  --            --       (240,000)        (2,400)
Increasing rate dividend                                     --        90,000             --             --
Amortization of increasing rate dividend                     --       (22,500)            --             --
                                                    -----------   -----------    -----------    -----------
Balance, June 30, 2005                                   17,000     1,767,500        360,000          3,600
Amortization of increasing rate dividend                     --       (50,300)            --             --
                                                    -----------   -----------    -----------    -----------
Balance, June 30, 2006                                   17,000   $ 1,717,200        360,000    $     3,600
                                                    ===========   ===========    ===========    ===========

                                                            COMMON STOCK          ADDITIONAL
                                                    ---------------------------     PAID-IN        ACCUMULATED
                                                       SHARES         AMOUNT        CAPITAL          DEFICIT
                                                    ------------   ------------   ------------    ------------
Balance, June 30, 2004                                23,970,268   $    239,703   $ 18,026,955    $(20,792,143)

Issuance of preferred stock, net of expenses                  --             --        340,983              --
Note payable-stockholder converted into preferred
  stock                                                       --             --        237,600              --
Preferred stock converted into common stock              800,000          8,000         (5,600)             --
Increasing rate dividend                                      --             --             --              --
Amortization of increasing rate dividend                      --             --             --              --
Comprehensive loss:
        Net loss                                              --             --             --      (6,597,598)
        Foreign currency translation adjustment               --             --             --              --

Exercise of stock options                                  9,000             90          1,170              --
Non-cash transactions related to equity (Note 3)              --             --         20,184              --
Issuance of common stock, net of expenses             22,000,000        220,000      2,787,335              --
Notes payable-stockholder converted into
    common stock                                       2,704,000         27,040        378,560              --
Intrinsic dividend                                            --             --        225,533        (225,533)
Increasing rate dividend                                      --             --             --         (90,000)
Amortization of increasing rate dividend                      --             --             --          22,500
Preferred stock dividends                                     --             --             --         (55,269)
                                                    ------------   ------------   ------------    ------------
Balance, June 30, 2005                                49,483,268        494,833     22,012,720     (27,738,043)

Amortization of increasing rate dividend                      --             --             --              --
Comprehensive income:
        Net income                                            --             --             --       1,196,943
        Foreign currency translation adjustment               --             --             --              --
Comprehensive income
Exercise of stock options                                 15,000            150          3,900              --
Non-cash transactions related to equity (Note 3)              --             --        222,000              --
Amortization of increasing rate dividend                      --             --             --          50,300
Preferred stock dividends                                     --             --             --        (143,292)
                                                    ------------   ------------   ------------    ------------
Balance, June 30, 2006                                49,498,268   $    494,983   $ 22,238,620    $(26,634,092)
                                                    ============   ============   ============    ============

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                       Years ended June 30, 2006 and 2005

                                                                     ACCUMULATED
                                                                       OTHER           TOTAL
                                                     DEFERRED       COMPREHENSIVE   STOCKHOLDERS'
                                                    COMPENSATION       LOSS           DEFICIT
                                                    ------------    ------------    ------------
Balance, June 30, 2004                              $    (23,616)   $   (708,618)   $ (3,257,719)

Issuance of preferred stock, net of expenses                  --              --       2,044,583
Note payable-stockholder converted into preferred
  stock                                                       --              --         240,000
Preferred stock converted into common stock                   --              --              --
Increasing rate dividend                                      --              --              --
Amortization of increasing rate dividend                      --              --              --
Comprehensive loss:
        Net loss                                              --              --      (6,597,598)
        Foreign currency translation adjustment               --        (248,405)       (248,405)
                                                                                    ------------
Comprehensive loss                                    (6,846,003)
Exercise of stock options                                     --              --           1,260
Non-cash transactions related to equity (Note 3)           5,716              --          25,900
Issuance of common stock, net of expenses                     --              --       3,007,335
Notes payable-stockholder converted into
    common stock                                              --              --         405,600
Intrinsic dividend                                            --              --              --
Increasing rate dividend                                      --              --              --
Amortization of increasing rate dividend                      --              --              --
Preferred stock dividends                                     --              --         (55,269)
                                                    ------------    ------------    ------------
Balance, June 30, 2005                                   (17,900)       (957,023)     (4,434,313)
Amortization of increasing rate dividend                      --              --              --
Comprehensive income:
        Net income                                            --              --       1,196,943
        Foreign currency translation adjustment               --         (70,972)        (70,972)
                                                                                    ------------
Comprehensive income                                                                   1,125,971
Exercise of stock options                                     --              --           4,050
Non-cash transactions related to equity (Note 3)        (191,033)             --          30,967
Amortization of increasing rate dividend                      --              --              --
Preferred stock dividends                                     --              --        (143,292)
                                                    ------------    ------------    ------------
Balance, June 30, 2006                              $   (208,933)   $ (1,027,995)   $ (3,416,617)
                                                    ============    ============    ============

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2006 and 2005

                                                                                          2006            2005
                                                                                       -----------    -----------
Cash flows from operating activities:
   Net income (loss)................................................................   $ 1,196,943    $(6,597,598)

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation ..................................................................       154,179        143,551
     Warrants and stock options vested .............................................        30,967         25,900
     Deferred income tax provision......................................... ........            --      2,615,000
Changes in operating assets and liabilities:
        Trade accounts receivable, net .............................................       392,248          7,448
        Prepaid expenses ...........................................................       115,757       (169,295)
        Other current assets .......................................................        60,855        (35,794)
        Accounts payable ...........................................................      (399,312)      (350,791)
        Accrued compensation and related costs .....................................       372,457       (631,853)
        Deferred revenue ...........................................................      (715,044)     1,167,372
        Accrued interest ...........................................................        38,959        (60,836)
        Other accrued expenses .....................................................      (108,674)      (214,664)
                                                                                       -----------    -----------
          Net cash provided by (used in) operating activities.......................     1,139,335     (4,101,560)
                                                                                       -----------    -----------

Cash flows from investing activities:
   Capital expenditures ............................................................       (89,684)      (167,303)
                                                                                       -----------    -----------
          Net cash used in investing activities ....................................       (89,684)      (167,303)
                                                                                       -----------    -----------

Cash flows from financing activities:
   Net proceeds from sale of common stock ..........................................            --      3,007,335
   Net proceeds from sale of Series B convertible preferred stock...................            --        344,583
   Net proceeds from sale of Series C convertible preferred stock...................            --      1,700,000
   Borrowings on long-term debt ....................................................            --      1,500,000
   Repayment of line of credit......................................................            --       (300,000)
   Payment of preferred stock dividends.............................................      (130,542)       (24,369)
   Exercise of stock options .......................................................         4,050          1,260
                                                                                       -----------    -----------
          Net cash provided by (used in) financing activities ......................      (126,492)     6,228,809

Effect of exchange rate changes on cash ............................................        18,479         54,445
                                                                                       -----------    -----------
          Net increase in cash and cash equivalents ................................       941,638      2,014,391

Cash and cash equivalents at beginning of year .....................................     2,162,866        148,475
                                                                                       -----------    -----------
Cash and cash equivalents at end of year ...........................................   $ 3,104,504    $ 2,162,866
                                                                                       ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the year for interest .............................................   $    98,869    $   201,641
Cash paid during the year for income taxes..........................................         1,006          3,354
Non-cash investing and financing activities:
Series B Convertible Preferred Stock issued for cancellation of note payable-
  stockholder, subsequently converted into common stock.............................   $        --    $   240,000
Common stock issued for cancellation of note payable-stockholder....................            --        405,600
Preferred stock dividends included in other accrued expenses........................        43,650         30,900

See accompanying notes to consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2006 and 2005

(1) DESCRIPTION OF BUSINESS AND CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

(A) ORGANIZATION

CorVu Corporation (the Company or CorVu), a Minnesota corporation, designs, develops, markets, and supports its proprietary performance management software solutions with sales and support offices located in the United States (U.S.), Australia, and United Kingdom/Europe. The Company's products and services are sold through both direct and indirect channels.

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

Software license revenues are generally recognized when there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. The Company sells its products directly to end users and indirectly using resellers and distributors.

The Company sells perpetual licenses to use their software in exchange for a one-time licensing fee. The software is generally priced on a per user basis, which represents an arrangement to use multiple single licenses of the same software. The licensing fee recognized is a function of the number of copies delivered to the customer. In accordance with SOP 97-2, revenue is recognized as those licenses are delivered, provided all other revenue recognition criteria have been met. In certain situations, the Company licenses their software under site, or unlimited user, licenses. Under these arrangements, the Company is obligated to furnish an unlimited and unspecified number of licenses of the software, but only if the licenses are requested by the customer. The licensing fee is payable in full, whether or not the customer requests any additional licenses under the agreement. Accordingly, assuming all other criteria of revenue recognition are met, the Company recognizes license revenue upon delivery of the first copy of the software.

When software revenues are generated by our resellers and distributors, as evidenced by a purchase order, the Company generally delivers the product directly to the end user customer and recognizes revenue in accordance with SOP 97-2. In certain cases, the Company receives cash for prepayment of software license fees from resellers and distributors. Accordingly, revenue is recognized upon the delivery and acceptance of the product, when title to the product has passed to the reseller or distributor and there is no right of return or refund. To date, the Company has not refunded any prepayments made by resellers or distributors.

Agreements with resellers and distributors contain contract termination language. Upon termination of a contract, any amounts due as a result of sales to end users which occurred up to the date of termination remain due and payable. To date, the Company has successfully collected all amounts due under these contractual provisions.

Maintenance revenues are recognized in accordance with SOP 97-2. Upon collection of the funds from the customer, revenue is recognized ratably over the term of the maintenance contract, typically 12 months, beginning with the first month of the maintenance contract period. Maintenance contracts are renewable at the same rates as originally contracted. Customers covered under current maintenance contracts receive the right to receive unspecified upgrades/enhancements of the products they have purchased on a when-and-if-available basis.

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

Deferred revenue represents payment received or amounts billed in advance of services to be performed. The amounts included in deferred revenue are recognized as revenue in accordance with the policies discussed above. Deferred revenue consists of the following for the years ended June 30:

                                               2006           2005
                                            ----------     ----------
         Maintenance revenue                $5,040,712     $4,730,117
         Services revenue                      289,510        426,448
         License revenue                            --        799,250
                                            ----------     ----------
         Total                              $5,330,222     $5,955,815
                                            ----------     ----------

(B) RESEARCH AND DEVELOPMENT

Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company's software research and development costs primarily relate to software development during the period prior to technological feasibility and are expensed as incurred. During fiscal 2006 and 2005, no software development costs were capitalized.

(C) COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss in the consolidated statements of stockholders' deficit is solely comprised of the accumulated foreign currency translation adjustment.

Comprehensive income (loss) and its components consist of the following for the years ended June 30:

                                          2006           2005
                                      -----------    -----------
Net income (loss).................    $ 1,196,943    $(6,597,598)
Other comprehensive income (loss):
Foreign currency translation
   adjustment ....................        (70,972)      (248,405)
                                      -----------    -----------
Comprehensive income (loss).......    $ 1,125,971    $(6,846,003)
                                      -----------    -----------

(D) FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's subsidiaries is the local currency. Accordingly, the Company translates all assets and liabilities into U.S. dollars at current rates. Revenues, costs, and expenses are translated at average rates during each reporting period. Unrealized gains and losses resulting from the translation of the consolidated financial statements are excluded from results of operations and are reflected as a translation adjustment and a separate component of stockholders' deficit.

Realized gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations in the period they occur.

(E) INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE

Basic income (loss) attributable to common stockholders per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) attributable to common stockholders per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of basic or diluted loss attributable to common stockholders per share for the year ended June 30, 2005 because their inclusion would be anti-dilutive due to the loss from operations.

Following is a reconciliation of basic and diluted income (loss) attributable to common stockholders per common share for the years ended June 30:

                                              2006            2005
                                           ----------      ----------
Income (loss) attributable to common
  stockholders                            $ 1,103,951     $(6,945,900)

Weighted average shares outstanding        49,483,679      33,754,597

Income (loss) attributable to common
  Stockholders per common share-basic     $       .02     $     (0.21)

Income (loss) per common share -diluted:

Income (loss) attributable to common
  Stockholders                            $ 1,103,951     $(6,945,900)

Weighted average shares outstanding        49,483,679      33,754,597

Common stock equivalents                    2,765,254              --

Convertible preferred stock                 4,600,000              --

Weighted average shares and potential
   diluted shares outstanding              56,848,933      33,754,597

Income (loss) attributable to common
  Stockholders per common share-diluted   $      0.02     $     (0.21)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants outstanding at June 30, 2006 totaling 8,728,004 were excluded from the computation of common share equivalents for the year ended June 30, 2006 because their inclusion would be anti-dilutive. All options, warrants and convertible preferred stock outstanding at June 30, 2005 were excluded from the computation of common share equivalents for the year ended June 30, 2005 because their inclusion would be anti-dilutive because the Company had a net loss for the period. The number of potential anti-dilutive shares at June 30, 2005 was 19,793,069.

(F) STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", using the Black-Scholes pricing method. The Company has adopted the disclosure only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation".

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's income
(loss) attributable to common stockholders and basic and diluted income (loss) attributable to common stockholders per common share would have been changed to the following pro forma amounts for the years ended June 30:

                                                2006             2005
                                             ------------    ------------
Income (loss) attributable to common stockholders:
   As reported                               $  1,103,951    $(6,945,900)
   Pro forma                                      937,980     (7,700,568)

Basic income (loss) attributable to common stockholders per common share:
   As reported                                       0.02          (0.21)
   Pro forma                                         0.02          (0.23)

Diluted income (loss) attributable to common stockholders per common share:
   As reported                                       0.02          (0.21)
   Pro forma                                         0.02          (0.23)

Stock based compensation:
   As reported                                     30,967          25,900
   Pro forma                                      165,971         754,668

In determining the compensation cost of options granted during years ended June 30, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                              2006             2005
                                          --------------   -------------
Risk-free interest rate                     3.875-4.500%    3.375-3.625%
Expected life of options granted               5-7 years      5-7 years
Expected volatility                                 152%            152%
Expected dividend yield                               0%              0%

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

(J) FURNITURE, FIXTURES AND EQUIPMENT, NET

Furniture, fixtures and equipment consists of property, equipment, furniture and computers and are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets that generally range from three to seven years. Leasehold improvements are amortized using straight-line methods over the shorter of the life of the asset or the life of the lease. Maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense was $154,179 and $143,551 for the years ended June 30, 2006 and 2005, respectively.

(K) ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $0 for the years ended June 30, 2006 and 2005.

(L) BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells principally to end users and resellers in the United States, Australia, and United Kingdom/Europe. The Company performs ongoing credit evaluations of its customers and trade accounts receivable are unsecured. On a periodic basis, the Company evaluates its accounts receivable based on history of past write-offs and collections and current credit conditions and accordingly adjusts its allowance for doubtful accounts. Past due accounts are determined based on individual customer terms and the policy of write-offs and collection efforts vary based on account circumstances. The Company does not accrue interest on outstanding accounts receivable balances. As of June 30, 2006 and 2005, the balance of accounts receivable represented by unpaid maintenance contracts (which is included in deferred revenues) was $1,732,519 and $1,858,407, respectively.

(M) IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not record any impairment charges for the years ended June 30, 2006 and 2005.

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

(O) NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the fiscal year ending June 30, 2007, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The Company expects expenses related to the implementation of SFAS No. 123R to be approximately $180,000 for the year ended June 30, 2007.

(3) STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

The Company's 1996 Stock Option Plan (the 1996 Plan) provides for the issuance of up to an aggregate of 8,000,000 shares of common stock to employees, directors, and consultants. The 1996 Plan provides for the issuance of incentive and nonqualified stock options. Under the 1996 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of the grant. The exercise price for incentive stock options is at least 110% of the fair market value on the date of the grant for persons with greater than 10% of the voting power of all classes of stock. Options generally expire in five or seven years; incentive stock options may expire in five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by a compensation committee appointed by the board of directors and generally provide for shares to vest ratably over three to four years.

In December 2005, the shareholders approved the adoption of the Company's 2005 Equity Incentive Plan (the 2005 Plan), including the reservation of 5,000,000 shares of common stock for issuance under the 2005 Plan. Under the 2005 Plan, the compensation committee appointed by the board of directors may award incentive or nonqualified stock options and restricted stock awards to employees, directors and consultants. Under the 2005 Plan, the exercise price for incentive stock options is at least 100% of the fair market value on the date of the grant. The exercise price for incentive stock options is at least 110% of the fair market value on the date of the grant for persons with greater than 10% of the voting power of all classes of stock. Options generally expire in five or seven years; incentive stock options may expire in five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by a compensation committee appointed by the board of directors and generally provide for shares to vest ratably over three to four years.

Under SFAS No. 123 "Accounting for Stock-Based Compensation," the weighted average estimated fair value of stock options granted at exercise price equal to market price at the grant date during 2006 and 2005 was $0.24 and $0.15 per share, respectively.

The activity for both the 1996 Plan and the 2005 Plan are summarized as follows:

                                                                     WEIGHTED-
                                                                   AVERAGE EXERCISE
                                                  OPTIONS          PRICE PER SHARE
                                             -------------------  ------------------
Outstanding at June 30, 2004 ............             4,074,876    $           0.98
   Granted ..............................             2,466,751                0.16
   Exercised ............................              (  9,000)               0.14
   Forfeited.............................            (1,510,208)               1.09
                                             -------------------   -----------------
Outstanding at June 30, 2005 ............             5,022,419    $           0.55
   Granted ..............................             4,060,000                0.26
   Exercised ............................               (15,000)               0.27
   Forfeited.............................              (817,293)               1.08
                                             -------------------   -----------------
Outstanding at June 30, 2006.............             8,250,126    $           0.35
                                             ===================   =================
Options exercisable at June 30, 2006.....             4,245,126    $           0.45
                                             ===================   =================
Options exercisable at June 30, 2005.....             5,022,419    $           0.55
                                             ===================   =================

At June 30, 2006 and 2005, the weighted average remaining contractual life of outstanding options was 4.7 and 5.1 years, respectively.

During fiscal 2006, the Company issued five and seven year stock options to directors in exchange for services, valued at $211,000 using the Black-Scholes pricing model, to purchase up to an aggregate of 985,000 shares of common stock at prices ranging from $0.23-0.31 per share. During fiscal 2005, the Company issued five year stock options to directors in exchange for services, valued at $43,800 using the Black Scholes pricing model, to purchase up to an aggregate of 215,000 shares of common stock at prices ranging from $0.24-0.28 per share.

In connection with these issuances, the Company has recorded expenses totaling $19,967 and $25,900 in the accompanying consolidated statements of operations for the years ended June 30, 2006 and 2005, respectively. Remaining amounts to be expensed in the future, which is included in deferred compensation in the accompanying consolidated balance sheets as of June 30, 2006 and 2005, are $208,933 and $17,900, respectively.

Options activity outside the 1996 Plan and the 2005 Plan is summarized as follows:

                                                                      WEIGHTED-
                                                                    AVERAGE EXERCISE
                                                  OPTIONS           PRICE PER SHARE
                                             -------------------  ------------------
Outstanding at June 30, 2004 ............             1,326,939    $           1.67
   Granted ..............................                    --                  --
   Exercised ............................                    --                  --
   Forfeited.............................              (127,126)               2.11
                                             -------------------   -----------------
Outstanding at June 30, 2005 ............             1,199,813    $           1.63
   Granted ..............................                52,940                0.17
   Exercised ............................                    --                  --
   Forfeited.............................              (907,313)               1.38
                                             -------------------   -----------------
Outstanding at June 30, 2006.............               345,440    $           2.05
                                             ===================   =================
Options exercisable at June 30, 2006.....               345,440    $           2.05
                                             ===================   =================
Options exercisable at June 30, 2005.....             1,199,813    $           1.63
                                             ===================   =================

At June 30, 2006 and 2005, the weighted average remaining contractual life of outstanding options outside the Plan was 1.1 and 1.0 years, respectively.

During fiscal 2006, the Company issued seven year stock options to a director in exchange for services, valued at $11,000 using the Black-Scholes pricing model, to purchase up to an aggregate of 52,940 shares of common stock at a price of $0.17 per share.

The following tables summarize information about stock options outstanding as of June 30, 2006:

                                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                   --------------------------------------------------------   ----------------------------------
                                      WEIGHTED-AVERAGE        WEIGHTED-                            WEIGHTED-
                                          REMAINING           AVERAGE                              AVERAGE
EXERCISE                NUMBER           CONTRACTUAL         EXERCISE            NUMBER           EXERCISE
PRICES                OUTSTANDING           LIFE               PRICE           EXERCISABLE          PRICE
-----------------   -----------------  -----------------   ----------------   -----------------   --------------
   $ 0.08-0.12             2,020,126                4.1    $          0.12          2,020,126     $        0.12
     0.14-0.20               249,940                3.0               0.19            229,940              0.19
     0.23-0.35             4,850,000                5.6               0.26            865,000              0.27
     0.36-0.42               274,000                2.7               0.40            274,000              0.40
     0.59-0.82               225,500                2.7               0.70            225,500              0.70
     0.90-1.31               553,125                2.5               1.14            553,125              1.14
     1.78-2.67               322,875                0.1               2.41            322,875              2.41
     3.00                     76,000                0.9               3.00             76,000              3.00
     7.00                     24,000                0.7               7.00             24,000              7.00
-----------------   -----------------  -----------------   ----------------   ----------------    --------------
   $ 0.08-7.00             8,595,566                4.5    $          0.42          4,590,566     $        0.57
=================   =================  =================   ================   ================    ==============

WARRANTS ISSUED TO THIRD PARTIES

During fiscal 2005, the Company issued five year warrants to purchase up to an aggregate of 1,500,001 shares of common stock at a price $0.20 per share to various investors and a broker under a private placement in connection with the sale of Series B Convertible Preferred Stock, which generated proceeds of approximately $584,000, net of associated expenses (see Note 8). In a separate transaction, the Company issued five year warrants to purchase up to 5,400,000 shares of common stock at a price of $0.50 per share in connection with the issuance of Series C Convertible Preferred Stock to an investor (see Note 7).

As of June 30, 2006, warrants to purchase a total of 8,880,837 shares of common stock were outstanding at exercise prices ranging from $0.15-$1.78 per share, expiring through August 2010.

Information regarding the Company's warrants is summarized below:

                                                                     WEIGHTED-
                                                                     AVERAGE
                                                                     EXERCISE
                                                                    PRICE PER
                                                 NUMBER               SHARE
                                              -------------        ------------
Outstanding at June 30, 2004 .............       2,666,408         $      1.78
   Granted ...............................       6,938,868                0.44
   Exercised .............................              --                  --
   Forfeited..............................        (634,439)               4.35
                                              -------------        ------------
Outstanding at June 30, 2005 .............       8,970,837         $      0.56
   Granted ...............................              --                  --
   Exercised .............................              --                  --
   Forfeited..............................         (90,000)               2.67
                                              -------------        ------------
Outstanding at June 30, 2006..............       8,880,837         $      0.54
                                              =============        ============
Warrants exercisable at June 30, 2006.....       6,880,837         $      0.55
                                              =============        ============
Warrants exercisable at June 30, 2005.....       6,970,837         $      0.58
                                              =============        ============

(4) INCOME TAXES

Income (loss) before income taxes consists of the following for the years ended June 30 (in thousands):

                                                           2006         2005
                                                       ----------   -----------
United States......................................    $      308   $    (2,198)
International......................................           888        (1,785)
                                                       ----------   -----------
Total..............................................    $    1,196   $    (3,983)
                                                       ==========   ===========

The Company has incurred cumulative net operating losses. The U.S. federal statutory rate reconciled to the effective tax rate in the financial statements is as follows for the years ended June 30:

                                                                       2006         2005
                                                                 -------------  ------------
Federal statutory tax rate benefits..........................            34.0%      (34.0)%
State tax, net of federal benefit............................             4.0        (4.0)
Provision (benefits) related to foreign operations...........           (11.2)       15.1
Change in valuation allowance................................           (29.1)       98.1
Permanent differences and other..............................             2.3        (9.5)
                                                                 -------------  ------------
Effective tax rate...........................................             -- %       65.7 %
                                                                 =============  ============

The Company has recorded a valuation allowance as follows at June 30 (in thousands):

                                                                       2006          2005
                                                                 ------------- -------------
Deferred income tax assets:
   Foreign net operating loss carryforwards..................    $     2,873   $      3,236
   U.S. and state net operating loss carryforwards and
     credits.................................................          3,279          3,333
   Miscellaneous reserves and accruals.......................            105            171
                                                                 ------------- -------------
        Total gross deferred tax assets......................          6,257          6,740
Less: Valuation allowance....................................         (6,257)        (6,740)
                                                                 ------------- -------------
        Net deferred income tax assets.......................    $        --   $         --
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

The change in the valuation allowance was $(483,000) and $3,907,000 for the years ended June 30, 2006 and 2005.

As of June 30, 2006, the Company has reported U.S. net Federal and State operating loss carryforwards of approximately $8,700,000 and $2,980,000, respectively. The net operating loss carryforwards expire in the years 2010 through 2025. In addition, the Company has foreign net operating loss carryforwards of approximately $2,900,000 as of June 30, 2006.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company that constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforwards may be subject to the above limitations.

(5) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2015. Future minimum lease commitments under these operating leases are as follows:

YEAR ENDING JUNE 30:
--------------------
2007................................    $          476,000
2008................................               409,000
2009................................               400,000
2010................................               316,000
2011................................               199,000
Thereafter..........................               696,000
                                        ------------------
                                        $        2,496,000
                                        ==================

Rent expense under operating leases, including charges for taxes, insurance and utilities, for the years ended June 30, 2006 and 2005 was $896,000 and $1,350,000, respectively.

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

(6) INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS:

The Company operates predominantly in one industry segment, being the design, development, support and marketing of its proprietary management software solutions. The geographic distributions of the Company's revenue, long-lived assets and other measures are summarized in the following table:

                                              YEAR ENDED JUNE 30,
                                  --------------------------------------------
                                               2006                  2005
                                  ---------------------   --------------------
Total Revenues:
   United States...............   $          4,277,000    $         4,098,000
   Australia...................              5,425,000              4,504,000
   United Kingdom..............              5,690,000              4,569,000
                                  ---------------------   --------------------
                                  $         15,392,000    $        13,171,000
                                  =====================   ====================
Operating Income (Loss):
   United States...............   $           630,000     $       (1,701,000)
   Australia...................               (12,000)            (1,586,000)
   United Kingdom..............               876,000               (146,000)
   Corporate...................              (239,000)              (440,000)
                                  ---------------------   --------------------
                                  $         1,255,000     $       (3,873,000)
                                  =====================   ====================
Deferred income tax provision:
   United States...............   $                --     $               --
   Australia...................                    --                248,000
   United Kingdom..............                    --                     --
   Corporate......... .........                    --              2,367,000
                                  ---------------------   --------------------
                                  $                --     $        2,615,000
                                  =====================   ====================
Capital Expenditures:
   United States...............   $             32,000    $             2,000
   Australia...................                 13,000                 35,000
   United Kingdom..............                 45,000                130,000
                                  ---------------------   --------------------
                                  $             90,000    $           167,000
                                  =====================   ====================
Depreciation:
   United States...............   $             33,000    $            38,000
   Australia...................                 21,000                 18,000
   United Kingdom..............                 90,000                 67,000
   Corporate......... .........                 10,000                 21,000
                                  ---------------------   --------------------
                                  $            154,000    $           144,000
                                  =====================   ====================
Long-Lived Assets:
   United States...............   $             42,000    $            53,000
   Australia...................                 54,000                 63,000
   United Kingdom..............                126,000                170,000
                                  ---------------------   --------------------
                                  $            222,000    $           286,000
                                  =====================   ====================

                                               YEAR ENDED JUNE 30,
                                  --------------------------------------------
                                              2006                  2005
                                  ---------------------   --------------------
Total Assets (excluding intercompany accounts):
   United States...............   $          1,086,000    $         1,948,000
   Australia...................              2,014,000              2,003,000
   United Kingdom..............              2,249,000              2,007,000
   Corporate......... .........              2,099,000              1,181,000
                                  ---------------------   --------------------
                                  $          7,448,000    $         7,139,000
                                  =====================   ====================

(7) SERIES A CONVERTIBLE PREFERRED STOCK

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

(8) SERIES B CONVERTIBLE PREFERRED STOCK

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

The proceeds of the Series B Convertible Preferred Stock of $360,000 and the conversion of the note payable-stockholder of $240,000 were allocated between preferred stock, the fair value of the warrants based on using Black-Scholes pricing model and the beneficial conversion of the preferred stock. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the resulting beneficial conversion of the Series B Convertible Preferred Stock of approximately $225,000 was accounted for as preferred stock dividends during the year ended June 30, 2005. For the years ended June 30, 2006 and 2005, the Company has recorded additional dividends of $21,600 and $16,169, respectively.

For their efforts in securing this financing, during the year ended June 30, 2005, the Company's placement agent received a five-year warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.20 per share.

(9) DEBT AND EQUITY TRANSACTION

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

Each share of Series C Convertible Preferred Stock has a par value of $100 and is convertible into 200 shares of the Company's common stock, subject to customary anti-dilution provisions. In addition, holders of the Series C Convertible Preferred Stock are entitled to voting rights together with the common stock, on an as-if converted basis. The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. The Company has the right to redeem Series C Convertible Preferred Stock at any time upon 10 business days prior written notice upon payment of $100 per share plus accumulated but unpaid dividends; holders of Series C Convertible Preferred Stock may elect to convert the stock at any time. The fair value of the warrants at the date of grant was estimated to be approximately $748,000 using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 122%; risk-free interest rate of 3.375%; and an expected life of five years. As defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", it was determined that there was no resulting beneficial conversion of the Series C Convertible Preferred Stock. Upon liquidation of the Company, each share of Series C Convertible Preferred Stock entitles its holder to receive an amount of $150, prior and in preference to holders of common stock and any other preferred stock. In accordance with Staff Accounting Bulletin Topic 5, "Increasing Rate Preferred Stock", the Company has increased the carrying value of the Series C Convertible Preferred stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. For the years ended June 30, 2006 and 2005, the Company amortized $50,300 and $22,500, respectively, of the effective dividend discussed above. In addition, the Company has recorded additional dividends of $121,692 and $39,100 as of June 30, 2006 and 2005, respectively.

The loan is collateralized by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February 2008),
(ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded interest in the amount of $135,000 and $51,780, which is included in interest expense in the accompanying statements of operations, for the years ended June 30, 2006 and 2005, respectively. The collateralized loan balance in the amount of $1.5 million is included as long-term debt in the accompanying balance sheets as of June 30, 2006 and 2005.

The Company has agreed for a period equal to the shorter of (i) three years from the closing or (ii) such time as ComVest owns less than 5,000,000 shares of the Company's common stock, not to issue or sell any shares of common stock, or any securities convertible or exchangeable into common stock for an effective per share price of less than $0.25 per share, without the prior written consent of ComVest. The Company also has agreed not to incur any indebtedness for borrowed money other than an asset-based senior line of credit without the prior approval of ComVest. The Company is obligated to use 50% of any proceeds it may receive in the future upon the sale of certain equity or debt securities to redeem outstanding Series C Convertible Preferred Stock or to retire the loan.

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

Subject to waiver by the unanimous consent of the Company's Board of Directors, the Company has agreed to maintain a minimum cash balance of $750,000. This cash is available for the Company to use but, in the event of its use, an event of default under the debt instrument would be triggered which, if left uncured, could result in the debt being declared immediately due and payable. As of June 30, 2006, the Company is in compliance with all covenants contained in the debt agreement.

As a result of this transaction, ComVest owns 44.4% of the outstanding shares of common stock and 100% of the outstanding shares of Series C Convertible Preferred Stock as of June 30, 2006.

(10) PROFIT SHARING AND 401(K) RETIREMENT PLAN

The Company has a pre-tax salary reduction/profit sharing plan under the provisions of Section 401(k) of the Internal Revenue Code that covers employees meeting certain eligibility requirements. Any employer contributions are discretionary. There were no Company contributions for the years ended June 30, 2006 and 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company's disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company has a limited number of employees and is not able to have proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day activities (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company controls). The Company has limited resources available and the limited amount of tranactions and activities allow for compensation controls.

ITEM 8B. OTHER INFORMATION

All information required to be reported on a Form 8-K has been reported on a Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the sections labeled "Election of Directors", "Section 16(a) Reporting Compliance" and "Code of Ethics" that appear in the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section labeled "Executive Compensation" that appears in the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCK MATTERS

The information required by this item is incorporated by reference to the section labeled "Principal Shareholders and Management Shareholdings" that appears in the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section labeled Certain Relationships and Related Transactions that appears in the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

(a) Exhibits.

See "Exhibit Index" immediately following the signature page of this Form
10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section labeled "Ratification of Selection of Independent Auditors" that appears in the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORVU CORPORATION

Dated:  September 13, 2006             By: /s/ Joseph J. Caffarelli
                                           ------------------------------------
                                           Joseph J. Caffarelli
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE                                                                                        DATE
------------------------------------------------------------------------------------------      ----------------------------
/s/ Joseph J. Caffarelli
----------------------------------------------------------------
Joseph J. Caffarelli, President and Chief Executive Officer, Director                               September 13, 2006
(principal executive officer)

/s/ David C. Carlson
----------------------------------------------------------------
David C. Carlson, Chief Financial Officer                                                           September 13, 2006
(principal financial and accounting officer)

/s/ Ismail Kurdi
----------------------------------------------------------------
Ismail Kurdi, Director                                                                              September 13, 2006

/s/ James L. Mandel
----------------------------------------------------------------
James L. Mandel, Chairman of the Board                                                              September 13, 2006

/s/ Justin M. MacIntosh
----------------------------------------------------------------
Justin M. MacIntosh, Director                                                                       September 13, 2006

/s/ Daniel R. Fishback
----------------------------------------------------------------
Daniel R. Fishback, Director                                                                        September 13, 2006

/s/ Robert L. Doretti
----------------------------------------------------------------
Robert L. Doretti, Director                                                                         September 13, 2006

/s/ Robert L. Priddy
----------------------------------------------------------------
Robert L. Priddy, Director                                                                          September 13, 2006

                                CORVU CORPORATION
                                EXHIBIT INDEX FOR
                 FORM 10-KSB FOR FISCAL YEAR ENDED JUNE 30, 2006

EXHIBIT
NUMBER                                        DESCRIPTION
---------    -------------------------------------------------------------------
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

   10.4* CorVu Corporation 1996 Stock Option Plan, as amended through June 29, 2005 and approved by the shareholders at their meeting on December 8, 2005--incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A filed October 27, 2005.

   10.5 Commercial Lease between Perpetual Trustee Company Limited and CorVu Australasia Pty Ltd., dated March 1, 2004, for premises at Suite 1, Level 8, Tower A, Zenith Centre 821 Pacific Highway, Chatswood, NSW - incorporated by reference to Exhibit 10.16 to Registrant's Form 10-KSB/A for fiscal quarter ended June 30, 2004 filed January 12, 2005.

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

   10.23* CorVu Corporation 2005 Equity Incentive Plan, as approved by the shareholders at their meeting on December 8, 2005--incorporated by reference to Appendix B to Registrant's Definitive Proxy Statement on Schedule 14A filed October 27, 2005

   21**      Subsidiaries of CorVu Corporation

   23** Consent of Independent Registered Public Accounting Firm- Virchow, Krause & Company, LLP

   24        Power of Attorney (contained on Signature Page of this Form 10-KSB)

   31.1** Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2** Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32** Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
** Filed herewith