Form 10QSB
period 2006-09-30
CORVU CORP
filed 2006-10-31
CIK 1103341

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

   |X| QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

                For the transition period from          to          .

                          Commission File No. 000-29299

                                CorVu Corporation
             (Exact name of registrant as specified in its charter)

           Minnesota                                       41-1457090
(State or other jurisdiction of                       (IRS Employer ID #)
 incorporation or organization)

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

                  Class: Common Stock, par value $.01 per share
              Outstanding shares as of October 15, 2006: 49,518,268

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|
================================================================================

                                CorVu Corporation
                              Index to Form 10-QSB

PART I FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheets September 30, 2006 (Unaudited) and June 30, 2006

        Consolidated Statements of Cash Flows (Unaudited) Three Month Periods
          Ended September 30, 2006 and 2005

        Consolidated Statements of Operations (Unaudited) Three Month Periods
          Ended September 30, 2006 and 2005

        Notes to Unaudited Consolidated Financial Statements For the Three
          Month Periods Ended September 30, 2006 and 2005

    Item 2.  Management's Discussion and Analysis or Plan of Operation

    Item 3.  Controls and Procedures

PART II OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3.  Defaults Upon Senior Securities

    Item 4.  Submission of Matters to a Vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits

SIGNATURES

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.       Financial Statements

                       CORVU CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                             September 30,     June 30,
                                                                                                 2006            2006
                                                                                             ------------    ------------
                                                                                             (Unaudited)       (Audited)
                                          Assets
Current assets:
   Cash and cash equivalents                                                                 $  3,384,665       3,104,504
   Trade accounts receivable, net of allowance for doubtful accounts of $68,000 and
     $69,000, respectively                                                                      1,747,816       3,807,362
   Prepaid expenses and other                                                                     412,802         313,861
                                                                                             ------------    ------------
        Total current assets                                                                    5,545,283       7,225,727
Furniture, fixtures and equipment, net                                                            221,286         221,876
                                                                                             ------------    ------------
        Total assets                                                                         $  5,766,569       7,447,603
                                                                                             ============    ============

                           Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                                          $    642,403         814,020
   Accrued compensation and related costs                                                       1,704,545       2,241,334
   Deferred revenue                                                                             4,893,618       5,330,222
   Accrued interest                                                                                78,750          78,657
   Other accrued expenses                                                                         707,567         899,987
                                                                                             ------------    ------------
        Total current liabilities                                                               8,026,883       9,364,220
                                                                                             ------------    ------------

Long-term debt                                                                                  1,500,000       1,500,000
                                                                                             ------------    ------------
        Total liabilities                                                                       9,526,883      10,864,220
                                                                                             ------------    ------------

Stockholders' deficit:
   Undesignated capital stock, 23,383,000 shares authorized at September 30, 2006 and June
     30, 2006; none issued and outstanding                                                             --              --
   Series C convertible preferred stock, par value $100 per share; 17,000 shares authorized; 17,000 outstanding at September 30, 2006 and June 30, 2006, respectively,
     liquidation preference of $2,550,000 at September 30, 2006                                 1,709,900       1,717,200
   Series B convertible preferred stock, par value $0.01 per share; 600,000 shares authorized; 360,000 outstanding at September 30, 2006 and June 30, 2006,
     respectively, liquidation preference of $360,000 at September 30, 2006                         3,600           3,600
   Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued and outstanding at September 30, 2006 and June 30, 2006,
     respectively                                                                                      --              --
   Common stock, $0.01 par value; 75,000,000 shares authorized; 49,518,268 and 49,498,268
     shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively          495,183         494,983
   Additional paid-in capital                                                                  22,123,854      22,238,620
   Accumulated deficit                                                                        (27,031,309)    (26,634,092)
   Deferred compensation                                                                               --        (208,933)
   Accumulated other comprehensive loss                                                        (1,061,542)     (1,027,995)
                                                                                             ------------    ------------
        Total stockholders' deficit                                                            (3,760,314)     (3,416,617)
                                                                                             ------------    ------------
        Total liabilities and stockholders' deficit                                          $  5,766,569       7,447,603
                                                                                             ============    ============

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)

              Three Month Periods Ended September 30, 2006 and 2005

                                                                             2006           2005
                                                                         -----------    -----------
Cash flows from operating activities:
   Net loss                                                              $  (360,867)      (235,919)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation                                                             27,038         39,202
     Warrants and stock options vested                                        74,542         14,000
     Changes in operating assets and liabilities:
        Trade accounts receivable, net                                     2,059,546      1,340,422
        Prepaid expenses and other                                           (98,941)        16,828
        Accounts payable                                                    (171,617)      (253,742)
        Accrued compensation and related costs                              (552,789)      (291,125)
        Deferred revenue                                                    (452,604)      (609,414)
        Accrued interest                                                          93         11,497
        Other accrued expenses                                              (175,929)      (245,357)
                                                                         -----------    -----------
          Net cash provided by (used in) operating activities                348,472       (213,608)
                                                                         -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                                      (26,448)       (28,505)
                                                                         -----------    -----------
          Net cash used in investing activities                              (26,448)       (28,505)
                                                                         -----------    -----------

Cash flows used in financing activities:
   Payment of preferred stock dividends                                      (43,650)       (30,900)
   Proceeds from exercise of stock options                                     2,400             --
                                                                         -----------    -----------
          Net cash used in financing activities                              (41,250)       (30,900)
Effect of exchange rate changes on cash                                         (613)            44
                                                                         -----------    -----------
          Net increase (decrease) in cash and cash equivalents               280,161       (272,969)
Cash and cash equivalents at beginning of period                           3,104,504      2,162,866
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $ 3,384,665      1,889,897
                                                                         ===========    ===========

Supplemental cash flow disclosures:
Cash paid during the period for interest                                 $    33,657         22,515
Cash paid during the period for income taxes                                      --             --
Non-cash investing and financing activities:
Preferred stock dividends included in other accrued expenses                   7,300         15,000
                                                                         ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

              Three Month Periods Ended September 30, 2006 and 2005

                                                       2006            2005
                                                   ------------    ------------
Revenues:
   Software and license fees                       $    654,780       1,156,777
   Maintenance fees                                   1,544,835       1,431,006
   Consulting and other                                 717,963         705,097
                                                   ------------    ------------

     Total revenues                                   2,917,578       3,292,880
                                                   ------------    ------------
Operating costs and expenses:
   Cost of consulting and other services                703,684         736,500
   Product development                                  524,665         507,912
   Sales and marketing                                1,000,683       1,117,521
   General and administrative                         1,048,144       1,144,384
                                                   ------------    ------------
     Total operating costs and expenses               3,277,176       3,506,317
                                                   ------------    ------------

     Operating loss                                    (359,598)       (213,437)

Interest expense, net                                    (1,269)        (22,482)
                                                   ------------    ------------

     Loss before income taxes                          (360,867)       (235,919)

Provision for income taxes                                   --              --
                                                   ------------    ------------

     Net loss                                          (360,867)       (235,919)

Preferred stock dividends                               (36,350)        (15,900)
                                                   ------------    ------------

Net loss attributable to common stockholders       $   (397,217)       (251,819)
                                                   ============    ============

Net loss attributable to common stockholders per
   common share-basic                              $      (0.01)          (0.01)
Weighted average shares outstanding--basic           49,517,181      49,483,268
Net loss attributable to common stockholders per
   common share-diluted                            $      (0.01)          (0.01)
Weighted average shares outstanding--diluted         49,517,181      49,483,268

See accompanying notes to unaudited consolidated financial statements.

                       CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the Three Month Periods Ended September 30, 2006 and 2005

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

      Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

      Deferred revenue represents payment received or amounts billed in advance of services to be performed. The amounts included in deferred revenue are recognized as revenue in accordance with the policies discussed above. Deferred revenue consists of the following for the periods ended:

                                   September 30,        June 30,
                                        2006              2006
                                  ---------------   ---------------
            Maintenance revenue   $     4,661,279         5,040,712
            Services revenue              232,339           289,510
                                  ---------------   ---------------
            Total                 $     4,893,618         5,330,222
                                  ---------------   ---------------

      As of September 30, 2006 and June 30, 2006, the balance of accounts receivable represented by unpaid maintenance contracts (which is included in deferred revenues) was $988,977 and $1,732,519, respectively.

      (b)   Loss per Common Share

      Basic loss attributable to common stockholders per common share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss attributable to common stockholders per common share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Dilutive common equivalent shares have not been included in the computation of basic or diluted loss attributable to common stockholders per share for the periods ended September 30, 2006 and 2005 because their inclusion would be anti-dilutive due to the loss from operations.

      Following is a reconciliation of basic and diluted loss attributable to common stockholders per common share for the three months ended September 30, 2006 and 2005, respectively:

                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------

      Loss attributable to common stockholders   $   (397,217)       (251,819)

      Weighted average shares outstanding          49,517,181      49,483,268

      Loss attributable to common stockholders
         per common share -- basic               $      (0.01)          (0.01)

      Loss per common share -- diluted:
      Loss attributable to common stockholders   $   (397,217)       (251,819)

      Weighted average shares outstanding          49,517,181      49,483,268

      Common stock equivalents                              0               0

      Convertible preferred stock                           0               0

      Weighted average shares and potential
         diluted shares outstanding                49,517,181      49,483,268

      Loss attributable to common stockholders
         per common share -- diluted             $      (0.01)          (0.01)

      The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

      Options, warrants and convertible preferred stock outstanding totaling 13,021,441 and 22,753,026, respectively, were excluded from the computation of common share equivalents for the three months ended September 30, 2006 and 2005, as they were anti-dilutive.

      (c)   Stock-Based Compensation

      On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123 (R) on July 1, 2006 using the modified prospective method.

      As more fully described in our Annual Report on Form 10-KSB for the year ended June 30, 2006, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At July 1, 2006, options to purchase up to 8,250,126 shares of common stock were outstanding under these plans. The fair value of each option grant was determined as of the grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $45,342 ($0.00 per share) for the three months ended September 30, 2006 related to the amortization of the unvested portion of these options as of July 1, 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. As of September 30, 2006, $524,242 remains to be amortized to operations.

      During the three month period September 30, 2006, the Company granted five and seven year, fully vested stock options to directors, in exchange for services, to purchase up to 95,000 shares of common stock, at exercise prices ranging from $0.30-0.40 per share. In accordance with SFAS 123 (R), these options were valued at fair value on the date of grant. Based on these valuations, we recognized compensation expense of $29,200 ($0.00 per share) for the three months ended September 30, 2006 in the accompanying statement of operations.

      In prior years, in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company used the intrinsic value-based method for measuring stock-based compensation cost which measured compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee had to pay for the stock. The Company's general policy was to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees were recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", using the Black Scholes pricing method. The Company had adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation".

      Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted loss attributable to common stockholders per common share would have been changed to the following pro forma amounts:

                                                               --------------------
                                                                Three Months Ended
                                                                September 30, 2005
                                                               --------------------
      Net loss attributable to common stockholders:
         As reported                                                 $   (251,819)
         Pro forma                                                       (251,819)
      Basic net loss attributable to common stockholders per
         common share:
         As reported                                                        (0.01)
         Pro forma                                                          (0.01)
      Diluted net loss attributable to common stockholders
         per common share:
         As reported                                                        (0.01)
         Pro forma                                                          (0.01)
      Stock based compensation:
         As reported                                                       14,000
         Pro forma                                                             --

      In determining the compensation cost of options granted during the three months ended September 30, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                Three Months Ended
                                                   September 30,
                                            --------------------------
                                                2006           2005
                                            -----------    -----------

         Risk-free interest rate                  4.875%         3.875%
         Expected life of options granted     5-7 years      5-7 years
         Expected volatility                         89%           152%
         Expected dividend yield                      0%             0%

(3)   Comprehensive Loss

      Comprehensive loss and its components consist of the following:

                                             Three Months Ended September 30,
                                           ---------------    ----------------
                                                 2006               2005
                                           ---------------    ----------------
      Net loss                             $      (360,867)           (235,919)
      Other comprehensive income (loss):
      Foreign currency translation
         adjustment                                (33,547)             25,365
                                           ---------------    ----------------
      Comprehensive loss                   $      (394,414)   $       (210,554)
                                           ===============    ================

(4)   Income Taxes

      Through September 30, 2006, the Company has U.S. Federal and State operating loss carryforwards of approximately $8.7 million and $3.1 million, respectively. In addition, the Company has foreign net operating loss carryforwards of approximately $8.9 million. The U.S. net operating loss carryforwards expire in the years 2010 through 2024. The Company has recorded a valuation allowance at September 30, 2006 and June 30, 2006 due to the uncertainties related to the ability to utilize certain Federal and State net operating loss carryforwards as determined in accordance with accounting principles generally accepted in the United States of America.

      Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. The Company's net operating loss carryforward may be subject to the above limitations.

(5)   Preferred Stock

      Holders of the Series B Convertible Preferred Stock are entitled to receive a dividend of 6% per annum, payable quarterly in either cash or common stock, at the option of the Company. For the three month periods ended September 30, 2006 and 2005, the Company has recorded additional dividends of $5,400 in each period.

      The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. In accordance with Staff Accounting Bulletin Topic 5, "Increasing Rate Preferred Stock", the Company has increased the carrying value of the Series C Convertible Preferred stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during tose periods. For the three month periods ended September 30, 2006 and 2005, the Company amortized $7,300 and $15,000, respectively, of the effective dividend discussed above. In addition, the Company has recorded additional dividends of $38,250 and $25,500 for the three month periods ended September 30, 2006 and 2005, respectively.

(6)   Long-term Debt

      The Company has a $1.5 million loan which is collateralized by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February
      2005), (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded interest in the amount of $33,750 and $33,935, which is included in interest expense in the accompanying statements of operations, for the three month periods ended September 30, 2006 and 2005, respectively. The collateralized loan balance in the amount of $1.5 million is included as long-term debt in the accompanying balance sheets as of September 30, 2006 and June 30, 2006.

(7)   Recently Issued Accounting Pronouncements

      The FASB has issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

      SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" at initial recognition and in all subsequent periods.

      SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

      The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

      The FASB has issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

              For the Three Month Periods Ended September 30, 2006
                            versus September 30, 2005

REVENUES:

Total revenues for the three month period ended September 30, 2006 decreased 11%, compared to the same period a year ago.

Software and license fee revenues decreased $501,997 (43%) for the three-month period ended September 30, 2006 from the same period last year. Two factors had an impact on the September quarter results. First, the first quarter is usually our weakest quarter of the year, with new license sales traditionally slow in our two largest markets, the U.S. and Europe. Secondly, the completion of a larger than usual number of license sales were delayed to the second quarter. We believe that software and license fee revenue will increase in future quarters.

Maintenance fee revenues increased $113,829 (8%) for the three-month period ended September 30, 2006 from the same period last year. The results reflect the continued high level of maintenance contract renewals and collections and to new contracts sold to new customers at the current rate of 20% of the software license fee paid. We expect maintenance fee revenues to continue to be higher than last year.

Consulting and other revenues increased $12,866 (2%) for the three-month period ended September 30, 2006 from the same period last year. As software and license fee revenues improve, we expect to see improvement in this area as well, as the number of new software implementations increases.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $229,142 (7%) for the three-month period ended September 30, 2006 from the same period last year. Operating expenses for the three month period ended September 30, 2006 includes a non-cash charge of $45,342, resulting from the adoption of SAFS 123 (R), "Share-Based Payment" (see
Note 2(c)).

Cost of maintenance, consulting and other expenses decreased $32,816 (4%) for the three-month period ended September 30, 2006 from the same period last year. Until demand for implementation services increases, we expect expenses in this area to be stable and to continue to be at levels similar to last year.

Product development costs increased $16,753 (3%) for the three-month period ended September 30, 2006 from the same period last year. We expect expenses in this area to continue to be similar to amounts incurred last year.

Sales and marketing expenses decreased $116,838 (10%) for the three-month period ended September 30, 2006 from the same period last year. Lower revenues have resulted in lower sales commissions and bonuses. In addition, due to the shortfall in revenue we experienced during the quarter, we have slowed marketing and certain selling expenses, especially travel, until revenues improve.

General and administrative expenses decreased $96,240 (8%) for the three-month period ended September 30, 2006 from the same period last year. The decrease was caused primarily by a decrease in staffing levels in the administration and help desk functions. We expect the level of expenditure in this area to be consistent throughout the fiscal year and comparable to last year's level of expenditure.

OPERATING LOSS:

Operating loss totaled $359,598 for the three month period ended September 30, 2006 compared to $213,438 for the three month period ended September 30, 2005.

INTEREST EXPENSE, NET:

Interest expense, net decreased $21,213 (94%) for the three-month period ended September 30, 2006 compared to the same period last year because of interest income earned on excess cash balances.

NET LOSS:

CorVu Corporation reported net losses of $360,867 and $235,919 for the three-month periods ended September 30, 2006 and 2005, respectively.

PREFERRED STOCK DIVIDENDS:

The Company recorded preferred stock dividends of $36,350 and $15,900 for the three-month periods ended September 30, 2006 and 2005, respectively.

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:

CorVu Corporation incurred losses attributable to common stockholders of $397,217 and $251,919 for the three-month periods ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased by $280,161 during the three month period ended September 30, 2006 from $3,104,504 as of June 30, 2006 to $3,384,665 as of September 30, 2006. Net cash provided by operating activities was $348,472 for the three month period ended September 30, 2006 fueled by the collection of receivables during the three month period. Net cash used in investing activities was $26,448, reflecting the acquisition of capital assets during the period. Net cash used in financing activities was $41,250, reflecting the payment of preferred stock dividends of $43,650, partially offset by proceeds from the exercise of stock options ($2,400).

Our plan is to continue to manage our operating expenses to keep them in line with revenues we generate. Management expects revenues to continue to improve as initiatives implemented take effect. We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

Critical Accounting Policies and Estimates-

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended June 30, 2006. The accounting policies used in preparing our interim 2007 consolidated financial statements are the same as those described in our annual report, and are as follows:

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

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable. There are no pending contingencies as of September 30, 2006.

Stock Based Compensation. The Company uses guidance prescribed by SFAS No. 123(R), "Share-Based Payment," and related interpretations in accounting for employee stock options and stock based compensation. Management's estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

Cautionary Factors That May Affect Future Results

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein and the exhibits hereto, and other written and oral statements made from time to time by us may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. You must carefully consider forward-looking statements and understand that such statements involve a variety of assumptions, risks and uncertainties, known and unknown, and may be affected by a number of factors, including, among others, the factors discussed in our Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

The Company has a limited number of employees and has determined that is not able to have proper segregation of duties based on an analysis of the cost versus the benefit of hiring additional employees solely to address that issue. We have determined that the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day activities (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company controls). The Company has limited resources available and the limited amount of transactions and activities allow for sufficient compensating controls.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         During the quarter ended September 30, 2006, the Company did not have any additional legal proceedings that were outside of routine litigation incidental to the business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         In reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the Company issued to two of its directors non-qualified options to purchase an aggregate of 45,000 shares of the Company's common stock at $0.30 per share. The options were granted at a price below fair market value and outside of the Company's stock option plans. In consideration of the option grant, the directors waived their right to receive an aggregate of $13,500 of cash compensation for their services on the Company's board.

         In reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, the Company issued to its CEO non-qualified options to purchase an aggregate of 52,500 shares of the Company's common stock at $0.30 per share. The options were granted at a price below fair market value and outside of the Company's stock option plans. This option grant was in consideration of an amount due (valued at $21,000 at the date of grant) for bonus compensation.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         In September 2006, the Company entered into bonus compensation plans with its CFO and the managing director of its Asia Pacific subsidiary. The description of these plans is set forth on Exhibit 10.2 attached hereto and incorporated herein by reference.

Item 6.  Exhibits.

         (a) Exhibits: See Exhibit Index on page following the signature page of this Form 10-QSB.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CORVU CORPORATION

Date:  October 31, 2006                  By     /s/ David C. Carlson
                                             ----------------------------------
                                                    David C. Carlson
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------
10.1        Amendment No. 1 to Employment Agreement for Joseph C. Caffarelli
            dated July 20, 2006

10.2 Description of Bonus Compensation Plans for Chief Financial Officer of CorVu Corporation and Managing Director of CorVu Australasia Pty. Ltd.

31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002