Form 10QSB
period 2006-12-31
CORVU CORP
filed 2007-02-12
CIK 1103341

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share
Outstanding shares as of January 31, 2007:  49,518,268

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

CorVu Corporation

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$2,659,636	3,104,504
Trade accounts receivable, net of allowance for doubtful accounts of $62,000 and $69,000, respectively	3,453,455	3,807,362
Prepaid expenses and other	373,774	313,861
Total current assets	6,486,865	7,225,727
Furniture, fixtures and equipment, net	205,849	221,876
Total assets	$6,692,714	7,447,603

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$740,338	814,020
Accrued compensation and related costs	2,072,837	2,241,334
Deferred revenue	5,088,518	5,330,222
Accrued interest	78,472	78,657
Other accrued expenses	904,962	899,987
Total current liabilities	8,885,127	9,364,220

Long-term debt	1,500,000	1,500,000
Total Liabilities	10,385,127	10,864,220

Stockholders’ deficit:
Undesignated capital stock, 23,383,000 shares authorized at December 31, 2006 and June 30, 2006; none issued and outstanding	—	—
Series C convertible preferred stock, par value $100 per share; 17,000 shares authorized; 17,000 outstanding at December 31, 2006 and June 30, 2006, respectively, liquidation preference of $2,550,000 at December 31, 2006	1,702,600	1,717,200
Series B convertible preferred stock, par value $0.01 per share; 600,000 shares authorized; 360,000 outstanding at December 31, 2006 and June 30, 2006, respectively, liquidation preference of $360,000 at December 31, 2006	3,600	3,600
Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued and outstanding at December 31, 2006 and June 30, 2006, respectively	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 49,518,268 and 49,498,268 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	495,183	494,983
Additional paid-in capital	22,197,766	22,238,620
Accumulated deficit	(26,830,119)	(26,634,092)
Deferred compensation	—	(208,933)
Accumulated other comprehensive loss	(1,261,443)	(1,027,995)
Total stockholders’ deficit	(3,756,413)	(3,416,617)
Total liabilities and stockholders’ deficit	$6,692,714	7,447,603

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Six Month Periods Ended December 31, 2006 and 2005

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues:
Software and license fees	$1,434,440	1,989,282	2,089,220	3,146,059
Maintenance fees	1,537,746	1,502,213	3,082,581	2,933,219
Consulting and other	616,895	681,327	1,334,858	1,386,424

Total revenues	3,589,081	4,172,822	6,506,659	7,465,702
Operating costs and expenses:
Cost of consulting and other services	680,235	787,336	1,383,919	1,523,836
Product development	530,128	566,579	1,054,793	1,074,491
Sales and marketing	1,011,366	1,257,560	2,012,049	2,375,081
General and administrative	1,128,540	1,190,629	2,176,684	2,335,013
Total operating costs and expenses	3,350,269	3,802,104	6,627,445	7,308,421

Operating income (loss)	238,812	370,718	(120,786)	157,281

Interest expense, net	(1,272)	(22,055)	(2,541)	(44,537)

Income (loss) before income taxes	237,540	348,663	(123,327)	112,744

Benefit from income taxes	—	—	—	—

Net income (loss)	237,540	348,663	(123,327)	112,744

Preferred stock dividends	(36,350)	(15,900)	(72,700)	(31,800)

Income (loss) attributable to common stockholders	$201,190	332,763	(196,027)	80,944

Income (loss) attributable to common stockholders per common share- basic	$0.00	0.01	(0.00)	0.00
Weighted average shares outstanding—basic	49,518,268	49,483,268	49,517,725	49,483,268
Income (loss) attributable to common stockholders per common share- diluted	$0.00	0.01	(0.00)	0.00
Weighted average shares outstanding—diluted	57,927,667	55,081,531	49,517,725	55,648,373

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Six Month Periods Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(123,327)	112,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	53,488	85,152
Warrants and stock options vested	148,454	26,967
Changes in operating assets and liabilities:
Trade accounts receivable, net	305,733	700,334
Prepaid expenses and other	(59,913)	136,264
Accounts payable	(73,682)	(105,330)
Accrued compensation and related costs	(201,072)	120,672
Deferred revenue	(345,838)	(718,536)
Accrued interest	(185)	22,562
Other accrued expenses	4,975	(171,932)
Net cash provided by (used in) operating activities	(291,367)	208,897

Cash flows from investing activities:
Capital expenditures	(37,461)	(38,145)
Net cash used in investing activities	(37,461)	(38,145)

Cash flows from financing activities:
Payment of preferred stock dividends	(87,300)	(61,800)
Proceeds from exercise of stock options	2,400	--
Net cash provided by (used in) financing activities	(84,900)	(61,800)
Effect of exchange rate changes on cash	(31,140)	2,563
Net increase (decrease) in cash and cash equivalents	(444,868)	111,515
Cash and cash equivalents at beginning of period	3,104,504	2,162,866
Cash and cash equivalents at end of period	$2,659,636	2,274,381

Supplemental cash flow disclosures:
Cash paid during the period for interest	$67,685	46,521
Cash paid during the period for income taxes	--	--
Non-cash investing and financing activities:
Accrued compensation and related costs paid in stock options	$17,425	--

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the Three and Six Month Periods Ended December 31, 2006 and 2005

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

Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

Many of our software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.

Deferred revenue represents payment received or amounts billed in advance of services to be performed. The amounts included in deferred revenue are recognized as revenue in accordance with the policies discussed above. Deferred revenue consists of the following for the periods ended:

	December 31, 2006	June 30, 2006

Maintenance revenue	$4,885,002	5,040,712
Services revenue	203,516	289,510
Total	$5,088,518	5,330,222

As of December 31, 2006 and June 30, 2006, the balance of accounts receivable represented by unpaid maintenance contracts (which is included in deferred revenues) was $1,528,370 and $1,732,519, respectively.

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

Following is a reconciliation of basic and diluted net income (loss) attributable to common stockholders per common share for the three and six months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Income (loss) attributable to common stockholders	$201,190	332,763	(196,027)	80,944

Weighted average shares outstanding	49,518,268	49,483,268	49,517,725	49,483,268

Income (loss) attributable to common stockholders per common share— basic	$0.00	0.01	(0.00)	0.00

Income (loss) per common share — diluted:

Income (loss) attributable to common stockholders	$201,190	332,763	(196,027)	80,944

Weighted average shares outstanding	49,518,268	49,483,268	49,517,725	49,483,268

Common stock equivalents	3,809,399	998,263	--	1,565,105

Convertible preferred stock	4,600,000	4,600,000	--	4,600,000

Weighted average shares and potential diluted shares outstanding	57,927,667	55,081,531	49,517,725	55,648,373

Income (loss) attributable to common stockholders — Diluted	$0.00	0.01	(0.00)	0.00

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options, warrants and convertible preferred stock outstanding totaling 7,058,541 and 21,190,440, respectively were excluded from the computation of common share equivalents for the three and six months ended December 31, 2006, as they were anti-dilutive. Options and warrants outstanding totaling 14,681,692 and 13,321,692, respectively were excluded from the computation of common share equivalents for the three and six months ended December 31, 2005, as they were anti-dilutive.

(c)    Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all share-based awards granted on or after July 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123 (R) on July 1, 2006 using the modified prospective method.

As more fully described in our Annual Report on Form 10-KSB for the year ended June 30, 2006, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At July 1, 2006, options to purchase up to 8,250,126 shares of common stock were outstanding under these plans. The fair value of each option grant was determined as of the grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $46,305 ($0.00 per share) and $91,647 ($0.00 per share) for the three and six months ended December 31, 2006, respectively related to the amortization of the unvested portion of these options as of July 1, 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. As of December 31, 2006, $493,537 remains to be amortized to operations.

During the six month period December 31, 2006, the Company granted five and seven year, fully vested stock options to directors, in exchange for services, to purchase up to 95,000 shares of common stock, at exercise prices ranging from $0.30-0.40 per share. In accordance with SFAS 123 (R), these options were valued at fair value on the date of grant. Based on these valuations, we recognized compensation expense of $0 ($0.00 per share) and $29,200 ($0.00 per share) for the three and six months ended December 31, 2006, respectively in the accompanying statement of operations.

In prior years, in accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company used the intrinsic value-based method for measuring stock-based compensation cost which measured compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee had to pay for the stock. The Company’s general policy was to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees were recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method. The Company had adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”.

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option. For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant. Because of the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three and six month periods ended December 31, 2006.

Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s income (loss) attributable to common stockholders and basic and diluted net income (loss) attributable to common stockholders per common share would have been changed to the following pro forma amounts:

	Periods Ended December 31, 2005
	Three Month Period	Six Month Period
Income (loss) attributable to common stockholders:
As reported	$332,763	80,944
Pro forma	292,648	(19,461)
Basic income (loss) attributable to common stockholders per common share:
As reported	0.01	0.00
Pro forma	0.01	(0.00)
Diluted income (loss) attributable to common stockholders per common share:
As reported	0.01	0.00
Pro forma	0.01	(0.00)
Stock based compensation:
As reported	0	0
Pro forma	40,115	100,405

In determining the compensation cost of options granted during the three and six months ended December 31, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Risk-free interest rate	4.50%	4.50%	4.50-4.875%	3.875-4.50%
Expected life of options granted	7 years	7 years	5-7 years	5-7 years
Expected volatility	94%	152%	94%	152%
Expected dividend yield	0%	0%	0%	0%

(3)   Comprehensive Income (Loss)

Comprehensive loss and its components consist of the following:

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net income (loss)	$237,540	348,663	(123,327)	112,744
Other comprehensive loss:
Foreign currency translation adjustment	(199,901)	26,118	(233,448)	99,247
Comprehensive income (loss)	$37,639	374,781	(356,775)	211,991

(4)   Income Taxes

Through December 31, 2006, the Company has U.S. Federal and State operating loss carryforwards of approximately $8.5 million and $3.0 million, respectively. In addition, the Company has foreign net operating loss carryforwards of approximately $8.8 million. The U.S. net operating loss carryforwards expire in the years 2010 through 2024. The Company has recorded a valuation allowance at December 31, 2006 and June 30, 2006 due to the uncertainties related to the ability to utilize certain Federal, State and international net operating loss carryforwards as determined in accordance with accounting principles generally accepted in the United States of America.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382. The Company’s net operating loss carryforward may be subject to the above limitations.

(5)   Preferred Stock

Holders of the Series B Convertible Preferred Stock are entitled to receive a dividend of 6% per annum, payable quarterly in either cash or common stock, at the option of the Company. For the three and six month periods ended December 31, 2006 and 2005, the Company has recorded dividends of $5,400 and $10,800 in each period, respectively.

The Series C Convertible Preferred Stock accrues cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. In accordance with Staff Accounting Bulletin Topic 5, “Increasing Rate Preferred Stock”, the Company has increased the carrying value of the Series C Convertible Preferred stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. For the three and six month periods ended December 31, 2006, the Company amortized $7,300 and $14,600, respectively, of the effective dividend discussed above. For the three and six month periods ended December 31, 2005, the Company amortized $15,000 and $30,000, respectively, of the effective dividend discussed above. In addition, the Company has recorded additional dividends of $38,250 and $76,500 for the three and six month periods ended December 31, 2006, respectively. For the three and six month periods ended December 31, 2005, the Company has recorded additional dividends of $25,500 and $51,000, respectively.

(6)   Long-term Debt

The Company has a $1.5 million loan which is collateralized by substantially all of the assets of the Company and ranks senior to any existing or future indebtedness of the Company. The interest rate for the loan is 6% during the first year of the loan, 9% during the second year and 12% for the third year. The loan becomes immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February 2005), (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. The Company has recorded interest in the amount of $33,750 and $67,500 in each period, which is included in interest expense in the accompanying statements of operations, for the three and six month periods ended December 31, 2006 and 2005, respectively. The collateralized loan balance in the amount of $1.5 million is included as long-term debt in the accompanying balance sheets as of December 31, 2006 and June 30, 2006.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

For the Three and Six Month Periods Ended December 31, 2006
versus December 31, 2005

REVENUES:

Total revenue decreased 14% and 13% for the three and six month periods ended December 31, 2006, respectively, compared to the same periods a year ago, largely a result of no counterpart to last year’s sale for approximately $680,000 to a non-U.S. defense agency.

Software revenues decreased $554,842 (28%) and $1,056,839 (34%) for the three and six month periods ended December 31, 2006, respectively, from the same periods last year, largely as a result of no counterpart to the aforementioned sale to a defense agency which occurred last year. The Americas region generated increases of $93,909 (30%) and $95,543 (14%) for the three and six month periods ended December 31, 2006, in software revenues over the comparable periods last year. Software revenues in the Asia-Pacific region declined $608,804 (54%) and $800,527 (56%) for the three and six month periods ended December 31, 2006, over the comparable periods last year. In the December quarter last year, we closed two transactions valued at approximately $800,000 (including the aforementioned sale to a non-U.S. defense agency) in software revenues which accounts for most of the decline. Software revenues have also declined in the UK/Europe region since last year, $39,947 (7%) and $351,855 (34%) for the three and six month periods ended December 31, 2006, respectively, over the comparable periods last year.

Maintenance revenues increased $35,533 (2%) and $149,362 (5%) for the three and six month periods ended December 31, 2006, respectively, from the same periods last year. Results are indicative of the continued maintenance contract renewals and collections, and contracts sold to new customers at the current rate of 20% of the software license fee paid.

Consulting and other revenues decreased $64,432 (9%) and $51,566 (4%), for the three and six month periods ended December 31, 2006, respectively, from the same periods last year. Revenues in this area are usually indicative of the results in software revenues and were impacted negatively by lower first quarter sales. As software revenues increase, we would expect revenues in this area to increase as well.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $451,835 (12%) and $680,976 (9%) for the three and six month periods ended December 31, 2006, respectively, from the same periods last year.

Cost of consulting and other services expenses decreased $107,101 (14%) and $139,917 (9%) for the three and six month periods ended December 31, 2006, respectively. The number of personnel in this area has declined by approximately 14% this year compared to the same period last year due to a decrease in the number of implementation projects (see decline in software revenues discussed above).

Product development costs decreased $36,451 (6%) and $19,698 (2%) for the three and six month periods ended December 31, 2006, respectively, from the same periods last year. A slight decline in the number of personnel (10%) has been partially offset by an increase in the foreign currency exchange rate (all product development costs are incurred in Australia and are paid in Australian dollars).

Sales and marketing expenses decreased $246,194 (20%) and $363,032 (15%) for the three and six month periods ended December 31, 2006, respectively, from the same periods last year. Sales commissions have decreased $109,838 (12%) and $196,848 (10%) for the three and six month periods ended December 31, 2006, respectively, from the same periods last year mainly from lower revenues. Other costs have also declined including salaries, travel expenses and marketing. In addition, the closing of a sales office in Atlanta in the first quarter of last year contributed to the savings (reduction in office rent).

General and administrative expenses decreased $62,089 (5%) and $158,329 (7%) for the three and six month periods ended December 31, 2006, respectively, from the same periods last year. Included in this category last year (the three month period ended December 31, 2005) was a $65,000 discount that was given to a customer in exchange for an expedited payment on a large order. A slight reduction in the number of personnel has also contributed to the decreases experienced.

OPERATING INCOME (LOSS):

CorVu Corporation generated operating income of $238,812 and an operating loss of $120,786 for the three and six month periods ended December 31, 2006, respectively, compared to operating income of $370,718 and $157,281 for the three and six month periods ended December 31, 2005, respectively.

INTEREST EXPENSE, NET:

Interest expense, net decreased $20,783 (94%) and $41,996 (94%) for the three and six month period ended December 31, 2006, respectively, from the same periods last year. This line item includes interest expense incurred on long-term debt, net of interest income earned on excess cash balances. Interest expense remained flat during the periods while interest income increased from the same periods last year, due to our stronger cash position compared to previous periods.

NET INCOME (LOSS):

CorVu Corporation reported net income of $237,540 and a net loss of $123,327 for the three and six month periods ended December 31, 2006, respectively, compared to net income of $348,663 and $112,744 for the three and six month periods ended December 31, 2005, respectively.

PREFERRED STOCK DIVIDENDS:

The Company recorded preferred stock dividends of $36,350 and $72,700 for the three and six month periods ended December 31, 2006, respectively, compared to dividends of $15,900 and $31,800 for the three and six month periods ended December 31, 2005, respectively.

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:

CorVu Corporation reported income attributable to common stockholders of $201,190 and a loss attributable to common stockholders of $196,027 for the three and six month periods ended December 31, 2006, respectively, compared to income attributable to common stockholders of $332,763 and $80,944 for the three and six month periods ended December 31, 2005, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased by $444,868 during the six month period ended December 31, 2006 from $3,104,504 as of June 30, 2006 to $2,659,636 as of December 31, 2006. Net cash used by operating activities was $291,367 for the six month period ended December 31, 2006. Net cash used in investing activities was $37,461, reflecting the acquisition of capital assets during the period. Net cash used by financing activities was $84,900 for the six month period ended December 31, 2006 as a result of the payment of preferred stock dividends in the amount of $87,300 which was partially offset by proceeds from the exercise of stock options ($2,400). Foreign exchange rate changes reduced the value of cash by $31,140.

Our plan is to continue to manage our operating expenses to keep them in line with revenues we generate. Management expects revenues to improve as sales and marketing initiatives take effect. We believe that we will generate sufficient cash flow from operations to meet our operating cash requirements for the next 12 months.

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

Contingencies. We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable. There are no pending contingencies as of December 31, 2006.

Stock Based Compensation. The Company uses guidance prescribed by SFAS No. 123(R), “Share-Based Payment,” and related interpretations in accounting for employee stock options and stock based compensation. Management's estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

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

During the quarter ended December 31, 2006, the Company did not have any additional legal proceedings that were outside of routine litigation incidental to the business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of the Company’s shareholders was held on December 7, 2006.

(b)
At the Annual Meeting a proposal to set the number of directors at seven was adopted by a vote of 48,081,089 shares in favor, with 4,917 shares against, 7,900 shares abstaining, and no shares represented by broker nonvotes.

(c)
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees, and the following persons were elected directors of the Company to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

Nominee	Number of Votes For	Number of Votes Against	Number of Votes Abstained
Joseph J. Caffarelli	49,073,800	20,106	0
Robert L. Doretti	49,073,800	20,106	0
Daniel Fishback	49,073,800	20,106	0
Ismail Kurdi	49,073,800	20,106	0
Justin M. MacIntosh	48,018,800	75,106	0
James L. Mandel	49,073,800	20,106	0
Robert L. Priddy	49,073,800	20,106	0

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits: See Exhibit Index on page following the signature page of this Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORVU CORPORATION

Date: February 12, 2007	By	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002