Form 10QSB
period 2007-03-31
CORVU CORP
filed 2007-05-15
CIK 1103341

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

Class:  Common Stock, par value $.01 per share

Outstanding shares as of May 15, 2007:  49,527,268

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

CorVu Corporation

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$1,055,047	3,104,504
Restricted cash	2,000,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 and $69,000, respectively	2,939,813	3,807,362
Prepaid expenses and other	371,679	313,861
Total current assets	6,366,539	7,225,727
Furniture, fixtures and equipment, net	199,182	221,876
Total assets	$6,565,721	7,447,603

Liabilities and Stockholders’ Deficit

Current liabilities:
Term loan	$3,200,000	—
Accounts payable	1,012,182	814,020
Accrued compensation and related costs	1,699,375	2,241,334
Deferred revenue	4,942,663	5,330,222
Accrued interest	22,303	78,657
Other accrued expenses	626,896	899,987
Total current liabilities	11,503,419	9,364,220

Long-term debt	—	1,500,000
Total Liabilities	11,503,419	10,864,220

Stockholders’ deficit:
Undesignated capital stock, 23,383,000 shares authorized at March 31, 2007 and June 30, 2006; none issued and outstanding	—	—
Series C convertible preferred stock, par value $100 per share; 17,000 shares authorized; none and 17,000 outstanding at March 31, 2007 and June 30, 2006, respectively	—	1,717,200
Series B convertible preferred stock, par value $0.01 per share; 600,000 shares authorized; 360,000 outstanding at March 31, 2007 and June 30, 2006, liquidation preference of $360,000 March 31, 2007	3,600	3,600
Series A convertible preferred stock, par value $10 per share; 1,000,000 shares authorized; none issued and outstanding at March 31, 2007 and June 30, 2006	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 49,527,268 and 49,498,268 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	495,273	494,983
Additional paid-in capital	22,260,034	22,238,620
Accumulated deficit	(26,433,219)	(26,634,092)
Deferred compensation	—	(208,933)
Accumulated other comprehensive loss	(1,263,386)	(1,027,995)
Total stockholders’ deficit	(4,937,698)	(3,416,617)
Total liabilities and stockholders’ deficit	$6,565,721	7,447,603

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Nine Month Periods Ended March 31, 2007 and 2006

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues:
Software and license fees	$1,232,034	1,590,839	3,321,254	4,736,898
Maintenance fees	1,621,148	1,483,796	4,703,729	4,417,015
Consulting and other	605,152	748,016	1,940,010	2,134,440

Total revenues	3,458,334	3,822,651	9,964,993	11,288,353
Operating costs and expenses:
Cost of consulting and other services	635,072	753,172	2,018,991	2,277,008
Product development	574,892	531,419	1,629,685	1,605,910
Sales and marketing	1,144,581	993,250	3,156,630	3,368,331
General and administrative	1,068,981	1,129,608	3,245,665	3,464,621
Reversal of foreign payroll tax and other liabilities	(644,279)	—	(644,279)	—
Merger costs and expenses	279,780	—	279,780	—
Total operating costs and expenses	3,059,027	3,407,449	9,686,472	10,715,870

Operating income	399,307	415,202	278,521	572,483

Interest income (expense), net	23,168	(11,121)	20,627	(55,658)

Income before income taxes	422,475	404,081	299,148	516,825

Benefit from income taxes	—	—	—	—

Net income	422,475	404,081	299,148	516,825

Preferred stock dividends	(25,575)	(24,842)	(98,275)	(56,642)

Income attributable to common stockholders	$396,900	379,239	200,873	460,183

Income attributable to common stockholders per common share- basic	$0.01	0.01	0.00	0.01
Weighted average shares outstanding—basic	49,522,368	49,483,268	49,519,250	49,483,268
Income attributable to common stockholders per common share- diluted	$0.01	0.01	0.00	0.01
Weighted average shares outstanding—diluted	53,652,136	57,390,234	53,372,438	56,226,114

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Month Periods Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$299,148	516,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,802	121,050
Warrants and stock options vested	208,562	30,967
Changes in operating assets and liabilities:
Trade accounts receivable, net	817,549	1,191,858
Prepaid expenses and other	(57,818)	104,369
Accounts payable	236,412	(111,437)
Accrued compensation and related costs	(574,534)	103,607
Deferred revenue	(482,638)	(962,771)
Accrued interest	(56,354)	33,442
Other accrued expenses	(284,081)	(125,744)
Net cash provided by operating activities	173,048	902,166

Cash flows from investing activities:
Capital expenditures	(44,108)	(60,108)
Net cash used in investing activities	(44,108)	(60,108)

Cash flows from financing activities:
Proceeds from term loan	3,200,000	—
Repayment of long-term debt	(1,500,000)	—
Redemption of Series C Preferred stock	(1,700,000)	—
Payment of preferred stock dividends	(153,725)	(99,642)
Proceeds from exercise of stock options	4,650	—
Net cash used in financing activities	(149,075)	(99,642)
Effect of exchange rate changes on cash	(29,322)	(1,671)
Net increase (decrease) in cash and cash equivalents	(49,457)	740,745
Cash and cash equivalents at beginning of period	3,104,504	2,162,866
Cash and cash equivalents at end of period	$3,055,047	2,903,611

Supplemental cash flow disclosures:
Cash paid during the period for interest	$128,283	70,316
Cash paid during the period for income taxes	—	—
Non-cash investing and financing activities:
Accrued compensation and related costs paid in stock options	$17,425	—

See accompanying notes to unaudited consolidated financial statements.

CORVU CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements for the Three and Nine Month Periods Ended March 31, 2007 and 2006

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

Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

(2)           Summary of Significant Accounting Policies

(a)           Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 101, “Revenue Recognition in Financial Statements”, as amended by SAB 104.

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

Deferred revenue represents payment received or amounts billed in advance of services to be performed. The amounts included in deferred revenue are recognized as revenue in accordance with the policies discussed above. Deferred revenue consists of the following for the periods ended:

	March 31,	June 30,
	2007	2006

Maintenance revenue	$4,770,201	5,040,712
Services revenue	172,462	289,510

Total	$4,942,663	5,330,222

As of March 31, 2007 and June 30, 2006, the balance of accounts receivable represented by unpaid maintenance contracts (which is included in deferred revenues) was $1,212,278 and $1,732,519, respectively.

(b)           Net Income per Common Share

Basic net income attributable to common stockholders per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income attributable to common stockholders per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.

Following is a reconciliation of basic and diluted net income attributable to common stockholders per common share for the three and nine months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Income attributable to common stockholders	$396,900	379,239	200,873	460,183

Weighted average shares outstanding	49,522,368	49,483,268	49,519,250	49,483,268

Income attributable to common stockholders per common share— basic	$0.01	0.01	0.00	0.01

Income per common share — diluted:

Income attributable to common stockholders	$396,900	379,239	200,873	460,183

Weighted average shares outstanding	49,522,368	49,483,268	49,519,250	49,483,268

Common stock equivalents	2,929,768	3,306,966	3,853,188	2,142,846

Convertible preferred stock	1,200,000	4,600,000	1,200,000	4,600,000

Weighted average shares and potential diluted shares outstanding	53,652,136	57,390,234	53,372,438	56,226,114

Income attributable to common stockholders — Diluted	$0.01	0.01	0.00	0.01

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options, warrants and convertible preferred stock outstanding totaling 8,863,791 and 8,113,791, respectively, were excluded from the computation of common share equivalents for the three and nine months ended March 31, 2007, as they were anti-dilutive. Options and warrants outstanding totaling 9,728,504 and 9,894,504, respectively, were excluded from the computation of common share equivalents for the three and nine months ended March 31, 2006, as they were anti-dilutive.

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

As more fully described in our Annual Report on Form 10-KSB for the year ended June 30, 2006, the Company has granted stock options over the years to employees and directors under various stockholder approved stock option plans. At July 1, 2006, options to purchase up to 8,250,126 shares of common stock were outstanding under these plans. The fair value of each option grant was determined as of the grant date, utilizing the Black-Scholes option pricing model. Based on these valuations, we recognized compensation expense of $45,698 ($0.00 per share) and $137,952 ($0.00 per share) for the three and nine months ended March 31, 2007, respectively, related to the amortization of the unvested portion of these options as of July 1, 2006. The amortization of each option grant will continue over the remainder of the vesting period of each option grant. As of March 31, 2007, $447,232 remains to be amortized to operations.

During the nine month period March 31, 2007, the Company granted five and seven year, fully vested stock options to directors, in exchange for services, to purchase up to 95,000 shares of common stock, at exercise prices ranging from $0.30-0.40 per share. In addition, in previous years, similar options have been granted from time to time to directors in exchange for services. In accordance with SFAS 123 (R), these options were valued at fair value on the date of grant. Based on these valuations, we recognized compensation expense of $13,803 ($0.00 per share) and $70,610 ($0.00 per share) for the three and nine months ended March 31, 2007, respectively, in the accompanying statement of operations.

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

The expected life of the options is determined using a simplified method, computed as the average of the option vesting periods and the contractual term of the option. For performance based options that vest upon the occurrence of an event, the Company uses an estimate of when the event will occur as the vesting period used in the Black-Scholes calculation for each option grant. Because of the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three and nine months ended March 31, 2007.

Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s income attributable to common stockholders and basic and diluted net income attributable to common stockholders per common share would have been changed to the following pro forma amounts:

	Periods Ended March 31, 2006
	Three Months	Nine Months
Income attributable to common stockholders:
As reported	$379,239	460,183
Pro forma	318,711	299,250
Basic income attributable to common stockholders per common share:
As reported	0.01	0.01
Pro forma	0.01	0.01
Diluted income attributable to common stockholders per common share:
As reported	0.01	0.01
Pro forma	0.01	0.01
Stock based compensation:
As reported	0	0
Pro forma	60,528	160,933

In determining the compensation cost of options granted during the three and nine months ended March 31, 2007 and 2006, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Risk-free interest rate	4.50%	4.50%	4.50-4.875%	3.875-4.50%
Expected life of options granted	7 years	7 years	5-7 years	5-7 years
Expected volatility	94%	152%	94%	152%
Expected dividend yield	0%	0%	0%	0%

(3)           Comprehensive Income

Comprehensive income and its components consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income	$422,475	404,081	299,148	516,825
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,943)	11,445	(235,391)	110,692
Comprehensive income	$420,532	415,526	63,757	627,517

(4)           Income Taxes

Through March 31, 2007, the Company has U.S. Federal and State operating loss carryforwards of approximately $8.9 million and $3.3 million, respectively.  In addition, the Company has foreign net operating loss carryforwards of approximately $7.3 million. The U.S. net operating loss carryforwards expire in the years 2010 through 2024. The Company has recorded a valuation allowance at March 31, 2007 and June 30, 2006 due to the uncertainties related to the ability to utilize certain Federal, State and international net operating loss carryforwards as determined in accordance with accounting principles generally accepted in the United States of America.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an “ownership change,” as defined by the Internal Revenue Code, Section 382.  The Company’s net operating loss carryforward may be subject to the above limitations.

(5)           Preferred Stock

Holders of the Series B Convertible Preferred Stock are entitled to receive a dividend of 6% per annum, payable quarterly in either cash or common stock, at the option of the Company. For the three and nine month periods ended March 31, 2007 and 2006, the Company has recorded dividends of $5,400 and $16,200 in each period, respectively.

The Series C Convertible Preferred Stock accrued cumulative quarterly dividends of $1.50 per share during the first year after issuance, $2.25 per share during the second year after issuance, and $3.00 per share during the third year after issuance. In accordance with Staff Accounting Bulletin Topic 5, “Increasing Rate Preferred Stock”, the Company has increased the carrying value of the Series C Convertible Preferred stock by $90,000, represented as the net present value of the difference between the actual stated value of dividends payable in the first two years after issuance and the effective dividends based on a 12% market rate during those periods. For the three and nine month periods ended March 31, 2007, the Company amortized $2,600 and $17,200, respectively, of the effective dividend discussed above. For the three and nine month periods ended March 31, 2006, the Company amortized $13,000 and $43,000, respectively, of the effective dividend discussed above. In addition, the Company has recorded additional dividends of $22,775 and $99,275 for the three and nine month periods ended March 31, 2007, respectively. For the three and nine month periods ended March 31, 2006, the Company has recorded additional dividends of $32,442 and $83,442, respectively. In February 2007, the Company redeemed all shares of Series C Convertible Preferred Stock using proceeds from the term loan discussed in Note 7. The amount of the redemption, including accrued but unpaid dividends as of the redemption date, was $1,722,775.

(6)           Long-term Debt

The Company had a $1.5 million loan which was collateralized by substantially all of the assets of the Company and its wholly-owned subsidiary, CorVu North America, Inc. (“CorVu North America”) and ranked senior to all existing or future indebtedness of the Company.  The interest rate for the loan was 6% during the first year of the loan, 9% during the second year and 12% for the third year.  The loan became immediately due and payable upon the earlier of (i) 36 months from the date of issuance (February 2005), (ii) a merger or combination of the Company or a sale of all or substantially all of the assets of the Company, or (iii) the acquisition of more than 50% of the voting power or interest in the Company by a single entity or person. In February 2007, the Company repaid the balance of this facility using proceeds from the term loan discussed in Note 7. The amount repaid, including accrued but unpaid interest, was $1,520,096.

(7)           Term Loan

In February 2007, the Company entered into a term loan agreement in the principal amount of $3,200,000.  Proceeds of the loan were used to redeem all outstanding shares of Series C Convertible Preferred Stock (see Note 5) and to retire the loan discussed in Note 6. The loan is secured by a security interest in all of the assets of the Company and CorVu North America, Inc. and a cash collateral account that Company has established with the lender.  The cash collateral account was funded with $2,000,000 at the closing.  The Company is obligated to increase the balance in the cash collateral account by making three additional cash deposits of $100,000 each on or before April 30, 2007, June 30, 2007 and July 31, 2007, respectively. The Company has made the deposit required on April 30, 2007. As long as any amount under the term loan is outstanding, the balance maintained in the cash collateral account is restricted from any use by the Company. Accordingly, the balance as of March 31, 2007 of $2,000,000 has been reflected as restricted cash in the accompanying balance sheet.

Interest on the aggregate unpaid principal amount of the loan will be charged and is payable on the first day of each month at the following rates:  Interest on the outstanding principal amount equal to the amount deposited in the cash collateral account shall be equal to the interest rate earned by the Company on the balance in such account plus 2.6%, whereas interest on the remaining principal amount will be charged at a rate equal to the then Prime Rate plus 1.5%.  This rate adjusts to the then Prime Rate plus 1.0% once the balance in the cash collateral account reaches $2,300,000. Upon the occurrence of an event of default, each of such interest rates shall increase by 3%.

Commencing on September 1, 2007, and on each December 1, March 1, June 1 and September 1 thereafter, the Company is required to make quarterly principal payments of $75,000.  The note is due and payable in full on February 28, 2008 but, may be extended, at the sole discretion of the lender, for up to two one-year extensions, for a maximum term of three years.

The loan is also secured by an unlimited corporate guaranty provided by CorVu North America and a limited personal guaranty provided jointly and severally by certain officers and directors of the Company.  The personal guaranty is limited to an amount of $300,000. The balance of the guaranty will be reduced by each additional cash deposit the Company makes into the cash collateral account and will be fully released after the last of such deposits (on or before July 31, 2007), provided, all these deposits are made in a timely way and the Company is not in default at the time of such deposit.

The loan is subject to customary covenants, including a covenant to maintain a debt service coverage ratio for the 12-month period ending at the end of each quarter, beginning with the quarter ending December 31, 2007, of not less than 1.25 to 1, and a covenant to maintain tangible net worth of not less than negative $4,500,000, negative $3,750,000 and negative $3,000,000 for calendar years 2007, 2008 and 2009, respectively.

Interest expense for the three and nine month periods ended March 31, 2007 was $28,778, which is included in the accompanying statements of operations. Accrued interest as of March 31, 2007 of $22,303 is included in the accompanying balance sheets.

(8)           Reversal of Foreign Payroll Tax and Other Liabilities

During the three months ended March 31, 2007, the Company recorded a credit of $644,279 to reverse previously recorded foreign payroll tax and other liabilities which had been incurred in connection with past operations of subsidiaries in various foreign countries that have been subsequently dissolved. The liabilities were no longer necessary as the applicable statutes of limitations have expired and the amounts are no longer due or collectible.

(9)           Merger with Rocket Software, Inc.

On March 5, 2007, the Company entered into an Agreement and Plan of Merger with Rocket Software, Inc. a Delaware corporation (“Rocket Software”), Rocket Software Minnesota, Inc., a Minnesota corporation and a wholly-owned subsidiary of Rocket Software (“Newco”) pursuant to which Newco will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Rocket Software.  Upon completion of the merger, each share of the Company’s common stock (other than shares held by shareholders who properly assert their dissenters’ rights under Minnesota law) will be converted into the right to receive $0.40 in cash, without interest, and each share of the Company’s Series B Convertible Preferred Stock (other than shares held by shareholders who properly assert their dissenters’ rights under Minnesota law) will be converted into the right to receive $2.33333 in cash, without interest.  If the merger is completed, the Company will cease to be a public company.

The approval of the merger agreement requires (a) the affirmative vote of the holders of a majority of the outstanding shares of common stock and the holders of a majority of the outstanding shares of preferred stock, voting together in a single class on an as-converted basis, and (b) the affirmative vote of the holders of a majority of the outstanding shares of preferred stock, voting as a separate class. A special meeting of the shareholders has been called to vote on the proposed merger on May 10, 2007. If the Company’s shareholders approve the merger and all other closing conditions are either met or waived, the closing of the merger is expected to occur on or before May 21, 2007.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

For the Three and Nine Months Ended March 31, 2007

versus March 31, 2006

REVENUES:

Total revenue decreased 10% and 12% for the three and nine months ended March 31, 2007, respectively, compared to the same periods a year ago.

Software revenues decreased $358,805 (23%) and $1,415,644 (30%) for the three and nine months ended March 31, 2007, respectively, from the same periods last year. Software revenues in the Americas region declined $355,269 (67%) and $259,726 (22%) for the three and nine month periods ended March 31, 2007, over the comparable periods last year. The decreases were largely attributable to no counterpart to (a) a sale to a large auditing and consulting firm ($133,000) recorded in the March quarter of last year and (b) a sale to the distributor for Latin/South America, which contributed $125,000 and $375,000 for the three and nine month periods ended March 31, 2006, respectively. Software revenues in the Asia-Pacific region increased $202,933 (65%) and declined $597,594 (34%) for the three and nine month periods ended March 31, 2007, over the comparable periods last year. A larger number of direct deals were closed during the current quarter compared to the comparable quarter last year. The maturity of the sales force (length of tenure) has certainly contributed to a higher close rate on pipeline deals. The main factor contributing to the decline shown for the nine month period were two transactions valued at approximately $800,000 (including a $600,000 sale to a non-U.S. defense agency) in software revenues closed in the second quarter of last year. Software revenues have declined in the UK/Europe region since last year, $206,469 (28%) and $558,324 (31%) for the three and nine month periods ended March 31, 2007, respectively, over the comparable periods last year mainly due to no counterpart to last year’s orders from a large auditing and consulting firm ($133,000) and two large orders from local governments aggregating $300,000. We have recently added three salespeople in this region at the beginning of the three month period ended March 31, 2007 which should favorably impact future results.

Maintenance revenues increased $137,352 (9%) and $286,714 (6%) for the three and nine months ended March 31, 2007, respectively, from the same periods last year. Results are indicative of the continued maintenance contract renewals and collections, and contracts sold to new customers at the current rate of 20% of the software license fee paid.

Consulting and other revenues decreased $142,864 (19%) and $194,430 (9%), for the three and nine months ended March 31, 2007, respectively, from the same periods last year. Revenues in this area are usually indicative of the results in software revenues and were impacted negatively by lower software license sales. As software revenues increase, we would expect revenues in this area to increase as well.

OPERATING COSTS AND EXPENSES:

Operating expenses decreased $348,422 (10%) and $1,029,398 (10%) for the three and nine months ended March 31, 2007, respectively, from the same periods last year.

Cost of consulting and other services expenses decreased $118,100 (16%) and $258,017 (11%) for the three and nine months ended March 31, 2007, respectively. The number of personnel in this area has declined by approximately 25% this year compared to the same period last year due to a decrease in the number of implementation projects (see decline in software revenues discussed above).

Product development costs increased $43,473 (8%) and $23,775 (1%) for the three and nine months ended March 31, 2007, respectively, from the same periods last year.

Sales and marketing expenses increased $151,331 (15%) and decreased $211,701 (6%) for the three and nine months ended March 31, 2007, respectively, from the same periods last year. Sales commissions have increased $21,055 (14%) and decreased $145,129 (26%) for the three and nine month periods ended March 31, 2007, respectively, from the same periods last year, in line with changes in software revenues discussed above. Other costs have increased by $130,276 (15%) for the three month period ended March 31, 2007, when compared to the same period last year, due to recruiting fees incurred for the salespeople added in the UK/Europe region during the quarter and because of the global marketing position that was added earlier this year.

General and administrative expenses decreased $60,627 (5%) and $218,956 (6%) for the three and nine months ended March 31, 2007, respectively, from the same periods last year. These decreases are primarily due to the fact that corporate bonuses have decreased by approximately $180,000 and $245,000 for the three and nine month period ended March 31, 2007, respectively, from the same periods last year.

Reversal of foreign payroll tax and other liabilities reflects a credit of $644,279 that was recorded during the three months ended March 31, 2007 to remove previously recorded liabilities for expenses incurred by subsidiaries operating in various foreign countries that have been subsequently dissolved. These liabilities were no longer needed due to the fact that applicable statutes of limitation have expired and the amounts are no longer payable or collectible.

Merger costs and expenses incurred in connection with the planned merger with Rocket Software, Inc. were $279,780 for the three month period ended March 31, 2007

OPERATING INCOME:

CorVu Corporation generated operating income of $399,307 and $278,521 for the three and nine months ended March 31, 2007, respectively, compared to operating income of $415,202 and $572,483 for the three and nine months ended March 31, 2006, respectively.

INTEREST INCOME (EXPENSE), NET:

Interest income (expense), net increased $34,289 (308%) and $76,285 (137%) for the three and nine months ended March 31, 2007, respectively, from the same periods last year. Results in this year have been positively impacted by the reversal of an accrual of interest on long-term debt (approximately $56,000) that was retired prior to maturity. In addition, interest income on excess cash has increased for the periods ended March 31, 2007, from the same periods last year, due to the higher cash balances maintained during the year.

NET INCOME:

CorVu Corporation reported net income of $422,475 and $299,148 for the three and nine months ended March 31, 2007, respectively, compared to net income of $404,081 and $516,825 for the three and nine months ended March 31, 2006, respectively.

PREFERRED STOCK DIVIDENDS:

The Company recorded preferred stock dividends of $25,575 and $98,275 for the three and nine months ended March 31, 2007, respectively, compared to dividends of $24,842 and $56,642 for the three and nine months ended March 31, 2006, respectively.

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:

CorVu Corporation reported income attributable to common stockholders of $396,900 and $200,873 for the three and nine months ended March 31, 2007, respectively, compared to income attributable to common stockholders of $379,239 and $460,183 for the three and nine months ended March 31, 2006, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased by $49,457 during the nine months ended March 31, 2007 from $3,104,504 as of June 30, 2006 to $3,055,047 as of March 31, 2007.  Net cash provided by operating activities was $173,048 for the nine months ended March 31, 2007. Net cash used in investing activities was $44,108, reflecting the acquisition of capital assets during the period.  Net cash used by financing activities was $149,075 for the nine months ended March 31, 2007 as a result of the payment of preferred stock dividends in the amount of $153,725 which was partially offset by proceeds from the exercise of stock options ($4,650). In addition, proceeds from a $3.2 million term loan were used to redeem all shares of Series C Preferred Stock ($1.7 million) and to retire long-term debt ($1.5 million). Foreign exchange rate changes reduced the value of cash by $29,322.

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

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB 104. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Our specific revenue recognition policies are as follows:

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

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business.  We accrue for loss contingencies when a loss is estimable and probable. There are no pending contingencies as of March 31, 2007.

Stock Based Compensation. The Company uses guidance prescribed by SFAS No. 123(R), “Share-Based Payment,” and related interpretations in accounting for employee stock options and stock based compensation. Management’s estimates of the fair value of each option and warrant granted is calculated using the Black-Scholes pricing model with weighted-average assumptions including risk free interest rate, expected life of options granted, expected volatility range, and expected dividend yield.

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

Item 3     Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to (1) provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.  Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB.  There was no change in the Company’s internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended March 31, 2007, the Company did not have any additional legal proceedings that were outside of routine litigation incidental to the business.

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

CORVU CORPORATION

Date: May 15, 2007	By	/s/ David C. Carlson
David C. Carlson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002